Form 10KSB
period 2007-12-31
SOUTHERN BELLA INC
filed 2008-04-15
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

Commission file number: 333-142516

SOUTHERN BELLA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8602410
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1006 Delaware Avenue
Lexington, Kentucky	40505-0464
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (859) 231-0464

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, par value $0.000001 per share	None

Securities to be registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒  No

Issuer's revenues for the period from February 22, 2007 (inception) through December 31, 2007: $965,413

The aggregate market value of the voting stock held by non-affiliates as of April 1, 2008, was approximately $50,000. The value is based on the sales price of the common stock purchase in the private placement during 2007. There have been so sales of the common stock since the initial purchase by the non-affiliates in the private placement. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 31, 2008 was 8,666,667.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): ☐ Yes     ☒  No

Southern Bella, Inc.
FORM 10-KSB

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Southern Bella, Inc. was incorporated in Delaware on February 22, 2007. Southern Bella, Inc. was organized to acquire catering companies throughout the United States. The first catering company acquired by Southern Bella, Inc. was Dupree Catering, Inc. (“Dupree”). Dupree is a Kentucky corporation, formed on October 28, 1991. As a result of the closing of a share purchase agreement on March 1, 2007, with the sole shareholder of Dupree, Dupree is now the wholly-owned subsidiary of Southern Bella, Inc. The price paid by Southern Bella, Inc. to acquire all of the shares of stock of Dupree was $110,000.

Southern Bella Inc.’s address is 1006 Delaware Avenue, Lexington, Kentucky 40505-0464, and its telephone number is 859.231.0464.

Business

Through Dupree, a Kentucky corporation, our wholly-owned subsidiary, we engage in the catering business. Southern Bella seeks to acquire other catering businesses throughout the United States. Southern Bella currently does not have any agreements and is not currently in negotiations with any other catering businesses to acquire such businesses.

Service. Dupree commenced its catering business in 1991. Dupree caters both public and private events, including cocktail parties, wedding receptions, rehearsal dinners, company picnics, events requiring kosher catering, corporate luncheons and galas. As an added service, Dupree helps its customers to locate a facility for the event and to decorate the facility should the need arise by the customer. Dupree also provides tables, chairs, linens, tableware, flowers, centerpieces and complete bar service.

Dupree has serviced events honoring U. S. Presidents, governors, European royalty, and movie stars. In addition, Dupree has been featured in many publications, including The Lane Report, the Lexington Herald-Leader, Keeneland Magazine, Design Magazine, and ACE Magazine, which has given Dupree its Best of Lexington Award.

Pricing Strategy. The services provided by Dupree are priced to earn a profit of approximately ten percent (10%) on every event.

Markets We Serve

Dupree primarily provides catering services in Central Kentucky. Dupree’s target market consists of companies of all sizes and high net worth individuals in the Central Kentucky Market. Southern Bella seeks to acquire other catering businesses throughout the United States to expand its market outside Central Kentucky.

Dupree currently operates in the city of Lexington, Kentucky. Lexington is the second largest city in the Commonwealth, with a population of 275,000. Lexington is home to the University of Kentucky, Keeneland Racetrack, and numerous horse farms. The Lexington region serves as a health care, retail, and cultural center for both Central and Eastern Kentucky.

The economy in Lexington, Kentucky is generally healthy. The thoroughbred horse business, which accounts for approximately 20% of Dupree’s sales, has grown over the last two years. Alltech Biotechnology Company, has pledged $10 million to be the main sponsor of the FEI World Equestrian Event which will be held in Lexington, Kentucky in 2010. Dupree has catered several events for Alltech in connection with its sponsorship of the FEI World Equestrian Event including a dinner on March 16, 2007, for 150 individuals at Alltech, an event on March 13, 2007, and an event with the Mayor on March 20, 2007. Because Alltech is a current customer of Dupree, Dupree believes that it will be requested to cater Alltech’s corporate tent during the FEI World Equestrian Event. At this time, Dupree does not have any contracts to cater functions in connection with the FEI World Equestrian Event.

The University of Kentucky is the largest employer in Central Kentucky. In June, 2007, Dupree catered a seated dinner for 900 guests in celebration of the University of Kentucky’s groundbreaking of a new $700 million hospital. As a result of Dupree’s success at this dinner, Dupree has booked and catered additional events for the University of Kentucky, including two events for the University of Kentucky College of Medicine in June, 2007, an event for the University of Kentucky College of Health Sciences on August 31, 2007, an event for the University of Kentucky Gastroenterology and Nutrition Department on September 8, 2007, a fundraiser for the University of Kentucky College of Music on September 29, 2007, and an event for the University of Kentucky Neurosurgery department on December 7, 2007. Dupree received approximately $6,800 in revenues from the two events held in June, 2007, and received approximately $22,400 in additional revenue from the events to be held in August, September and December.

Dupree has expanded its services into the Louisville market. For nine days preceding and including Kentucky Derby Day, Dupree catered breakfast and lunch each day for hundreds of guests in a tent on the Churchill Downs property hosted by an equine pharmaceutical company. Dupree has also catered the J.B. Speed Museum Gala Dinner in Louisville.

Marketing

While every successful event that Dupree caters is its best advertising, Dupree felt that additional advertising was essential to attract those customers who were not aware of its services. Beginning in the fall of 2006, Dupree commenced an advertising campaign which included:

•	print advertising in regional publications

•	direct mailing of hand-signed letters to existing customers; and

•	participation in charity events.

Dupree currently advertises in Kentucky Homes and Gardens and Keeneland magazines. Dupree participates in the Taste of the Blue Grass, vendor shows and donates its services to auctions for charity events.

Customers

In addition to catering public events, Dupree has catered numerous special events for private customers. Approximately twenty percent (20%) of the events that Dupree caters are in connection with the thoroughbred horse business in Central Kentucky. The following is a list of the public events that Dupree has serviced over the years:

•	Alltech Biotechnology Symposium
Seated dinner for 1600 guests. May, 2007

•	OCD Equine Breakfast
Breakfast for 2,700 guests at Churchill Downs. May, 2007

•	University of Kentucky - Gala for New Hospital Groundbreaking
Seated Dinner for 900 guests. June, 2007

•	Fundraiser for President George W. Bush

Seated Dinner for 400 at Lane's End Farm. June, 2000

•	Markey Cancer Foundation/ The Lexington Foundation
The Lexington Ball, May, 2005
The Lexington Ball, May, 2004
The Lexington Ball, May, 2003
The Lexington Ball, May, 2000
Seated Dinner for 500-700 at Donamire Farm

•	The Kentucky Horse Park Foundation, Lexington, Kentucky

•	Grand Opening Gala Dinner for All the Queen's Horse's Exhibit honoring
Her Royal Highness Princess Ann of Great Britain
Seated Dinner for 1350 at the Kentucky Horse Park. April, 2003

•	Grand Opening Gala Dinner for The Chinese Exhibit
Seated Dinner for 900 at The Kentucky Horse Park. April, 2000

•	Thoroughbred Owners and Breeder's Association (TOBA)
Lexington, Kentucky
TOBA Annual Awards Dinner
September 2006 at Vinery Farm
September 2004 at Juddmonte Farm for 800
September 2003 at Walmac Farm for 800
September 2002 at Winstar Farm for 1300
September 2001 at Adena Springs Farm for 800
September 2000 at Vinery for 800
September 1998 at Northridge Farm for 750

•	Kentucky Educational Television - PBS affiliate Lexington, Kentucky

•	Summer Celebration: 1993, 1994, 1995, 1999, 2002, 2003, 2004, 2005, 2006 Catered buffet dinner for 500 - 800 at Keeneland, Pegasus Stud, and Donamire Farms

•	The Speed Museum Ball J. B. Speed Museum Louisville, Kentucky Seated Dinner and Dance Buffet for 650

•
Bardstown Convention and Visitors Bureau
Bardstown, Kentucky
Kentucky Bourbon Festival Gala Dinner 2003
Kentucky Bourbon Festival Gala Dinner 2002
Kentucky Bourbon Festival Gala Dinner 2001
Kentucky Bourbon Festival Gala Dinner 1998
Seated dinner for 1200 guests at My Old Kentucky Home State Park

•	American Life and Accident Insurance Company Louisville, Kentucky Dinner honoring Her Royal Highness Princess Ann - April 1998 Catered private dinner for 150 at Elmendorf Farm

•	Kentucky Tourism Council Frankfort, Kentucky Southern Governor's Conference dinner for 500 including nine Governors June, 2001

Competition

There are approximately 30 catering businesses in the Lexington, Kentucky area that provide the same type of service and new specialty services that Dupree provides. Dupree’s principal competitors are:

• South Van Catering	• Darae’s Catering

• Catering by Donna	• Turf Catering

• Seasons Catering

Some of these companies are much larger than Dupree. Dupree’s competitive strength is comprised of Harriet Dupree Bradley’s culinary skills and reputation in the industry. Harriet Dupree Bradley has spent 21 years owning and operating Dupree. She holds an undergraduate degree in fine arts from the University of the South in Sewanee, Tennessee. She also has a diploma from Le Cordon Bleu Cooking School in London, England. In addition to her experience catering, she has been a consultant in the areas of recipe and menu development for a number of foodservice enterprises owned by the founder of KFC, Governor John Y. Brown. These include Kenny Roger’s Roasters and Chicken by George. Ms. Bradley is the founder of a meal assembly franchise called Entrée Vous which currently has 23 stores in states from coast to coast. She is the acting president of that enterprise.

Another competitive strength is that Dupree has been in the catering business for over 15 years. Dupree also provides a full array of services such as (i) providing assistance in locating a facility, (ii) decorating the facility, (iii) providing tables, chairs, linens, tableware, flowers, and centerpieces, (iv) providing a full-service bar; some of the catering firms in Kentucky do not provide all of these services.

Business Challenges

The main challenge foreseen confronting Dupree is that the peak of the demand cycle is compressed into a relatively short time period from Spring to Autumn. It is necessary to lengthen the peak demand cycle to maximize profits. Dupree proposes to accomplish this task by focusing business development with companies, local universities, and the chamber of commerce in its market to service indoor banquets and luncheons during the off peak season of Winter. In addition, management of Southern Bella is looking for merger candidates to maximize shareholder value. Management has not identified any targets or merger candidates at this time.

Insurance

Dupree carries commercial general liability insurance, including liquor liability coverage, as well as automobile liability insurance.

Employees

We have 22 employees. Nine of our employees are full-time and 13 are part-time. We have two members of management, Viola J. Heitz and Terry Riggleman.

We entered into a Consulting Agreement with Harriet Dupree Bradley in connection with the acquisition of the shares of Dupree. Ms. Bradley was the sole shareholder of Dupree before we acquired all of the shares on March 1, 2007. Under the Consulting Agreement, Ms. Bradley will provide consulting services to us, including, without limitation, management of the staff of Dupree. The term of the Consulting Agreement was for a period of seven months ending on September 30, 2007. In exchange for her consulting services, Ms. Bradley is entitled to any net income after taxes earned by Dupree. During this seven month period, all amounts paid to Ms. Bradley for her consulting services were recognized as an expense. We paid Ms. Bradley for her services at the end of the seven month term. This arrangement had a material impact on our net income and liquidity during the term of the Consulting Agreement. During this time, we had no income and no retained earnings to reinvest in the business or to otherwise distribute to shareholders.

On August 29, 2007, we entered into a Consulting Agreement with Harriet Dupree Bradley for a term commencing on October 1, 2007, and continuing through June 30, 2008. Under this Consulting Agreement, we have agreed to pay Ms. Bradley a consulting fee to $4,000 a month. Upon expiration of the Consulting Agreement, Ms. Bradley will continue to provide consulting services to Southern Bella on a month to month basis for the same consideration unless terminated by both Ms. Bradley and Southern Bella.

Ms. Bradley has owned and operated Dupree for 21 years. She holds an undergraduate degree in fine arts from the University of the South in Sewanee, Tennessee. She also has a diploma from Le Cordon Bleu Cooking School in London, England. In addition to her experience catering, she has been a consultant in the areas of recipe and menu development for a number of foodservice enterprises owned by the founder of KFC, Governor John Y. Brown. These include Kenny Roger’s Roasters and Chicken by George. Ms. Bradley is also the founder of a meal assembly franchise called Entrée Vous which currently has 23 stores in states from coast to coast.

Ms. Bradley is training Eileen McCormick to take over the management of Dupree. Ms. McCormick has worked for Dupree for over 12 years as a sales executive and event coordinator. Prior to working for Dupree, Ms. McCormick ran her own catering business, owned a restaurant called The Inn Between in Lexington, and was the Executive Chef at the Kentucky Governor’s Mansion from 1981 to 1983. She is a graduate of the University of Kentucky and has attended professional cooking classes at the French Culinary Institute in New York City. Ms. McCormick supervises all day to day operations of Dupree.

Dupree has recently hired Cooper Vaughan, a native of Lexington, to oversee the training of our staff and to elevate the level of service provided by Dupree. Mr. Vaughan received a degree from Transylvania University in Hotel and Restaurant Management. He continued his education at Le Cordon Bleu Cooking School in London, England where he received its Grand Diploma. Upon graduation from Le Cordon Bleu Cooking School, Mr. Vaughan worked for the Inn at Blackberry Farm in Walland, Tennessee, as the Training Manager for Dining Room Service. Mr. Vaughan moved to Charlottesville, Virginia to become the Restaurant Manager at Keswick Hall, a four star restaurant. After returning to Lexington, Kentucky, Dupree hired Mr. Vaughan. In addition to overseeing the training of our staff, Mr. Vaughan’s duties include Customer Relationship Management and event coordinating.

Lucy Gardner also recently joined Dupree as a sales assistant and office manager. She graduated from Transylvania University with a degree in Business Administration with an emphasis in Hotel and Restaurant Management and Tourism.

Patents and Trademarks

We do not own, either legally or beneficially any patent or trademarks.

Government Supervision and Regulation

The services Dupree provides are subject to various federal, state and local laws and regulations including regulations relating to the storage, handling and preparation of food and to the supplying of alcoholic beverages. We believe Dupree is in substantial compliance with applicable laws, regulations and guidelines.

ITEM 2. DESCRIPTION OF PROPERTY

Southern Bella, Inc. is leasing office space consisting of approximately 3,000 square feet located at 1006 Delaware Avenue, Lexington, Kentucky 40505 (the “Premises”) from Harriet Dupree Bradley pursuant to a Lease Agreement dated March 1, 2007. The lease expires on February 28, 2009. Southern Bella, Inc. may terminate the lease upon 60 days prior written notice after September 1, 2007. In addition, Southern Bella, Inc. may extend the term of the lease for one consecutive two-year period beginning on March 1, 2009, and ending February 28, 2011. The rent under the lease is $1,300 per month during the initial term and $1,400 per month during any extension.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property in insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock with $0.000001 par value. As of March 31, 2008, there were 8,666,667 shares of common stock issued and outstanding held by 43 shareholders of record.

Market Information

We are not registered on any public stock exchange. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities. There is no guarantee that our securities will ever trade on the OTC Bulletin Board or other exchange.

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. We have filed an application but not have not received a symbol as of March 31, 2008.

Dividends

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out the surplus of Southern Bella, Inc. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.000001 per share. As of the date of this Annual Report, there are no preferred shares outstanding.

Preferred stock may be issued in series with preferences and designations as the Board of Directors may from time to time determine. The board may, without shareholders approval, issue preferred stock with voting, dividend, liquidation and conversion rights that could dilute the voting strength of our common shareholders and may assist management in impeding an unfriendly takeover or attempted changes in control.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangement under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except as follows:

(a) Five hundred thousand (500,000) shares of common stock of Southern Bella, Inc. were offered and sold in a private placement to accredited investors at a price per share equal to $0.10. Southern Bella, Inc. stopped accepting subscriptions on April 6, 2007, and the subscription proceeds were paid out of escrow to Southern Bella, Inc. on April 17, 2007. The total offering price for the shares was $50,000. The private placement was exempt from registration under Section 4(2) of the Securities Act or Rule 506 of Regulation D, promulgated by the SEC. In the offering, no general solicitation was made by Southern Bella, Inc. or any person acting on Southern Bella Inc.’s behalf; the securities were sold subject to transfer restrictions, and the certificates for the shares contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption there from. There were no underwriting discounts or commissions.

(b) On March 1, 2007, Dupree and Southern Bella, Inc. entered into a Share Purchase Agreement providing for the acquisition of all of the shares of Dupree by Southern Bella, Inc. The effective date of the acquisition was March 1, 2007.

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly announced plan or otherwise, were made during any month in 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10-KSB are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Southern Bella was formed on February 22, 2007, to acquire Dupree Catering, Inc. Since Southern Bella had no prior operations but succeeded to the business of Dupree, Dupree is considered the “predecessor” entity and Southern Bella as the “successor” entity. As a result of this treatment, the consolidated statements of operations shows the successor information from February 22, 2007, through December 31, 2007. The consolidated statements of operations also shows the successor financial information from January 1, 2006, through December 31, 2006. The proforma unaudited information showing the predecessor information from January 1, 2007 through February 21, 2007 is included in footnote 11.

Overview

As of December 31, 2007, Dupree, the subsidiary of Southern Bella, has increased its sales by 27.46% over the same time period in 2006, and its profits have also increased. There are several components to this increase in sales.

The first component is the addition of personnel. Dupree hired Cooper Vaughan to oversee the training of its staff and to elevate the service provided by Dupree and hired Lucy Gardner as a sales assistance and office manager. Mr. Vaughan has implemented a staff training program for service staff and established a uniform program for all staff. Mr. Vaughan has been successful in elevating the level of service provided by Dupree. At some events, a new synchronized style has been implemented which involves the service of each course of the meal to all individuals at the same time.

The second component is the successful completion of several high profile social events. The University of Kentucky is the largest employer in Central Kentucky. Dupree catered an elaborate seated dinner in June, 2007, for 900 guests, which celebrated the groundbreaking of a new $700 million hospital. As a direct result of its success at this event, Dupree has booked additional events for the University of Kentucky, including two events for the University of Kentucky College of Medicine in June, 2007, an event for the University of Kentucky College of Health Sciences on August 31, 2007, an event for the University of Kentucky Gastroenterology and Nutrition Department on September 8, 2007, a fundraiser for the University of Kentucky College of Music on September 29, 2007, and an event for the University of Kentucky Neurosurgery department on December 7, 2007. Dupree received approximately $6,800 in revenues from the two events held in June, 2007, and received approximately $22,400 in additional revenue from the events to be held in August, September and December.

The third component is the economy in Lexington and Central Kentucky. The economy in Lexington in general is healthy. The thoroughbred horse business, which accounts for approximately 20% of Dupree’s sales, has enjoyed increased prices and sales trends in the last two years. In addition, one of our corporate clients, Alltech Biotechnology Company, has pledged $10 million to be the main sponsor of the FEI World Equestrian Event (equestrian Olympics) being held in Lexington in 2010. Dupree has catered several events for Alltech in connection with its sponsorship of the FEI World Equestrian Event including a dinner on March 16, 2007, for 150 individuals at Alltech, an event on March 13, 2007, and an event with the Mayor on March 20, 2007. Because Alltech is a current customer of Dupree, Dupree believes that it will be requested to cater Alltech’s corporate tent during the FEI World Equestrian Event. At this time, Dupree does not have any contracts to cater any functions connected to this event.

Dupree has expanded its services into the Louisville market. For nine days preceding and including Kentucky Derby Day, Dupree catered breakfast and lunch each day for hundreds of guests in a tent on Churchill Downs property hosted by an equine pharmaceutical company. Dupree also catered the J.B Speed Museum Gala Dinner in.

In order to continue our success, we will need to reinvest some of our profits. Dupree’s catering software has not been upgraded since 2000 and our website is also outdated.

While Dupree has many repeat customers, catering is a very competitive business and Dupree needs to continuously improve its operations to maintain its position in Central Kentucky.

Plan of Operation

For the year 2007, our goal was to increase Dupree’s sales by twenty percent (20%) over 2006. We increased sales by 27.46% for the year ended December 31, 2007. In 2007, Dupree’s sales were just under $1,000,000. In 2008, we expect Dupree to reach over $1,000,000 in sales.

In March, 2007, we added one new salesperson, Cooper Vaughan, to help Dupree achieve its sales goal. Mr. Vaughan is being paid a small base salary with a commission to incent his sales. Mr. Vaughan was trained from one of the top hotels in the United States, The Inn at Blackberry Farm. Mr. Vaughan will perform additional roles for Dupree, including the implementation of a new training program for the kitchen and wait staff.

Another goal for 2007 was to elevate Dupree’s level of service. We hired Cooper Vaughan to oversee the training of Dupree’s staff and to elevate the service provided by Dupree and hired Lucy Gardner as a sales assistance and office manager. Mr. Vaughan has implemented a staff training program for service staff and established a uniform program for all staff. Mr. Vaughan has already been successful in elevating the level of service provided by Dupree. At some events, a new synchronized style has been implemented which involves the service of each course of the meal to all individuals at the same time. Dupree increased the price paid by customers for each staff person from $100 per event to $108 per event to cover the cost of Mr. Vaughan’s salary and commission.

We plan to upgrade our website and our catering software. We anticipate taking these steps in the first half of 2008. New catering software will allow Dupree to quickly send proposals to customers, and will also provide Dupree with sales reports, a listing of the staff for each events, menu options and will help Dupree to manage its rentals of equipment.

Another goal is to obtain at least one exclusive catering venue. We are working on obtaining Talon Winery as an exclusive catering venue.

In addition, management of Southern Bella is looking for merger candidates to maximize shareholder value. Management has not identified any targets or merger candidates at this time.

We do not believe we will need any additional funding over the next twelve months in order to sustain our business and to achieve the above milestones.

Presentation of Predecessor and Successor Financial Statement Information

Southern Bella was formed on February 22, 2007, to acquire Dupree Catering, Inc. Since Southern Bella had no prior operations but succeeded to the business of Dupree, Dupree is considered the “predecessor” entity and Southern Bella as the “successor” entity. As a result of this treatment, the consolidated statements of operations shows the successor information from February 22, 2007, through December 31, 2007. The consolidated statements of operations also shows the successor financial information from January 1, 2006, through December 31, 2006. The proforma unaudited information showing the predecessor information from January 1, 2007 through February 21, 2007 is included in footnote 11.

Analysis of Financial Condition and Results of Operation

Southern Bella was formed on February 22, 2007. On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (“Dupree”). Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree.

Comparison of 2007 to 2006

Set forth below is an analysis of the financial condition and results of operation of Southern Bella for the year ended December 31, 2007 compared to the year ended December 31, 2006 for Dupree.

	December 31, 2007	December 31, 2006
Catering revenue	$996,135	$781,533

Total revenue	$996,135	$781,533

Southern Bella’s revenues for year ended December 31, 2007 were 27.46% higher than its revenues for the year ended December 31, 2006 due the addition of personnel and catering several high profile events. Southern Bella hired a person to oversee the training of its staff and to elevate the service provided by Southern Bella and hired another employee as a sales assistance and office manager. The second reason for increased revenues is the successful completion of several high profile social events.

	December 31, 2007	December 31, 2006

Operating expenses before depreciation	$214,682	$107,307

For year ended December 31, 2007, Southern Bella’s operating expenses were 100.06% higher than expenses for year ended December 31, 2006. This is due to several factors: the main reason is an increase of 1,123.96% in professional fees from the year ended from $6,829 in 2006, to $83,584 in 2007, due to the cost of going public, another is an increase of 170.34% from $2,862 in 2006, to $7,737 in 2007, of advertising expenses due to increased advertising. In addition, general and administrative expenses of $87,210 during the year ended December 31, 2007 were 46.22% higher than general and administrative expenses of $59,642 for year ended December 31, 2006. The reason for the increase was the hiring of the additional sales assistant office manager and staff trainer.

	December 31, 2007	December 31, 2006

Depreciation expense	$30,475	$7,684

Depreciation expense is not comparable between the year ended December 31, 2007, and December 31, 2006, because there are two different sets of depreciable assets.

Accordingly, Southern Bella had the following total operating expenses and net operating income (loss) before other income (expense) is:

	December 31, 2007	December 31, 2006

Total expenses	$245,157	$114,991

Net operating income (loss)	$(131,865)	$18,713

There was an $131,865 operating loss for year ended December 31, 2007, and a $18,713 operating gain for year ended December 31, 2006.

Liquidity and Capital Resources

Our annual operating expenses vary based upon the type and number of catering jobs Dupree undertakes, as the majority of our expenses are direct catering costs. We believe that as we increase Dupree’s client base and bid jobs competitively, we will be able to have cash flow cover our operating expenses during 2008. We do not have any material commitments for capital during 2008, except for an additional $10,000 in the half of 2008 to upgrade Dupree’s website and catering software; however, we believe we have sufficient cash flow to fund such capital expenditures. Due to the uncertainties involved, our auditors have included a going concern paragraph in their opinion on our audited financial statements.

We do not believe there are any trends in the catering business that will have a material impact on our revenues during 2008.

We entered into a Consulting Agreement with Harriet Dupree Bradley in connection with the acquisition of the shares of Dupree. Under the Consulting Agreement, Ms. Bradley will provide consulting services to us, including, without limitation, management of the staff of Dupree. The term of the Consulting Agreement is for a period of seven months ending on September 30, 2007. In exchange for her consulting services, Ms. Bradley is entitled to any net income after taxes earned by Dupree. During this seven month period, all amounts paid to Ms. Bradley for her consulting services were recognized as an expense. We paid Ms. Bradley for her services at the end of the seven month term. This arrangement had a material impact on our net income and liquidity during the term of the Consulting Agreement. During this time, we no income and no retained earnings to reinvest in the business or to otherwise distribute to shareholders.

On August 29, 2007, we entered into a Consulting Agreement with Harriet Dupree Bradley for a term commencing on October 1, 2007 and continuing through June 30, 2008. Under this Consulting Agreement, we have agreed to pay Ms. Bradley a consulting fee to $4,000 a month. Upon expiration of the Consulting Agreement, Ms. Bradley will continue to provide consulting services to Southern Bella on a month to month basis for the same consideration unless terminated by both Ms. Bradley and Southern Bella. A copy of the Consulting Agreements is attached hereto as Exhibits 10(ii) and 10.3(iii).

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 7.   FINANCIAL STATEMENTS

SOUTHERN BELLA, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	14

Report of Independent Registered Public Accounting Firm	15

Consolidated Balance Sheet as of December 31, 2007 - Successor	16

Consolidated Statement of Operations for the period February 22, 2007 (Inception) through December 31, 2007 with Statements of Operations for Dupree Catering, Inc. (Predecessor) for the twelve months ended December 31, 2006	17

Consolidated Statement of Changes in Stockholders’ Equity -Successor for the period February 22, 2007 (Inception) through December 31, 2007	18

Consolidated Statement of Cash Flows for the period February 22, 2007 (Inception) through December 31, 2007 (Successor) with Statements of Cash Flows for Dupree Catering, Inc. (Predecessor)for the twelve months ended December 31, 2006	19

Notes to Consolidated Financial Statements	20-27

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Southern Bella, Inc.

Lexington, Kentucky

We have audited the accompanying consolidated balance sheet of Southern Bella, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception February 22, 2007 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the management of Southern Bella, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the predecessor, Dupree Catering, Inc., for the year ended December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Bella, Inc. as of December 31, 2007, and the results of its operations and its cash flows the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Southern Bella, Inc. will continue as a going concern. As shown in the consolidated financial statements, Southern Bella, Inc. suffered losses from operations and has an accumulated deficit at December 31, 2007. These factors and others raise substantial doubt about Southern Bella, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3 to the financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event Southern Bella, Inc cannot continue in existence.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com

Houston, Texas

April 9, 2008

Report of Independent Registered Public Accounting Firm

To the Directors of
Dupree Catering, Inc.

I have audited the accompanying balance sheets of Dupree Catering, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Michael Pollack CPA

Cherry Hill, New Jersey
April 2, 2007

SOUTHERN BELLA, INC.
CONSOLIDATED BALANCE SHEET - SUCCESSOR
DECEMBER 31, 2007

ASSETS
CURRENT ASSETS
Cash	$20,325
Accounts receivable	87,819
Prepaid expense	1,314
Total current assets	109,458

Fixed assets, net of accumulated depreciation	6,734

Customer lists, net of amortization	65,235

TOTAL ASSETS	$181,427

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$98,887
Related party payables	10,000
Total current liabilities	108,887
TOTAL LIABILITIES	108,887

STOCKHOLDERS' EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized,
8,666,667 shares issued and outstanding	9
Additional paid in capital	179,991
Accumulated deficit	(107,460)
Total stockholders' equity	72,540

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$181,427

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD
FEBRUARY 22, 2007 THROUGH DECEMBER 31, 2007 (SUCCESSOR) WITH
STATEMENTS OF OPERATIONS FOR DUPREE CATERING, INC. (PREDECESSOR)
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006

	SOUTHERN BELLA	DUPREE
	FEBRUARY 22, 2007	JANUARY 1, 2006
	THROUGH	THROUGH
	DECEMBER 31, 2007	DECEMBER 31, 2006
	(SUCCESSOR) ***	(PREDECESSOR)
REVENUE	$965,413	$781,533
COST OF REVENUES
Salaries and wage related expenses	500,585	381,769
Food and beverages	276,812	225,350
Other costs of revenues	72,517	40,710
Total costs of revenues	849,914	647,829

GROSS (PROFIT)	115,499	133,704
OPERATING EXPENSES
Advertising	7,330	2,862
Professional fees	81,882	6,829
Rent and utilities	31,043	37,974
General and administrative	76,181	59,642
Depreciation and amortization	29,263	7,684
Total operating expenses	225,699	114,991

NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(110,200)	18,713
OTHER INCOME (EXPENSE)
Rental income	3,500	4,100
Interest expense, net	(760)	(9,003)
Total other income (expense)	2,740	(4,903)

NET INCOME (LOSS)	$(107,460)	$13,810
INCOME (LOSS) PER SHARE-BASIC AND DILUTED	$(0.01)	$138.10
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,502,037	100

***
Includes a net loss of $5,822 of Dupree Catering, Inc. for the period February 22, 2007 through February 28, 2007 - pre-acquisition by Southern Bella, Inc. when comparing to accumulated deficit on Consolidated Balance Sheet and in the Consolidated Statement of Changes in Stockholders’ Equity

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - SUCCESSOR
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - February 22, 2007	-	$-	-	$-	$-	$-	$-

Common shares issued to founder for cash	-	-	8,166,667	8	122,492	-	122,500

Common shares issued for cash	-	-	500,000	1	57,499	-	57,500

Net loss for the period	-	-	-	-	-	(107,460)	(107,460)

Balance - December 31, 2007	-	$-	8,666,667	$9	$179,991	$(107,460)	$72,540

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE PERIOD FEBRUARY 22. 2007 THROUGH DECEMBER 31, 2007 (SUCCESSOR) WITH
STATEMENTS OF CASH FLOW FOR DUPREE CATERING, INC. (PREDECESSOR) FOR THE
TWELVE MONTHS ENDED DECEMBER 31, 2006

	SOUTHERN BELLA FEBRUARY 22, 2007 THROUGH DECEMBER 31, 2007 (SUCCESSOR)***	DUPREE JANUARY 1, 2006 THROUGH DECEMBER 31, 2006 (PREDECESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(107,460)	$11,801
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	29,263	7,684
Change in assets and liabilities
(Increase) decrease in accounts receivable	(87,819)	(39,902)
(Increase) in prepaid expenses	(1,314)	273
Increase (decrease) in accounts payable and accrued expenses	98,887	(15,024)
Total adjustments	39,017	(46,969)
Net cash provided by (used in) operating activities	(68,443)	(35,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment	(10,907)	-
Acquisition of customer lists	(90,325)	-
Net cash (used in) investing activities	(101,232)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	180,000	-
Proceeds from line of credit	8,500	100
Repayment of line of credit	(8,500)	-
Repayments of debt	-	(15,338)
Increase in related party payables	10,000	36,344
Net cash provided by financing activities	190,000	21,106
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,325	(14,062)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	30,124
CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,325	$16,062
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Dupree Catering, Inc. (Eliminated in Presentation)
Cash paid for acquisition	$110,000	$-
Customer lists acquired	(90,325)	-
Accounts receivable acquired	(12,678)	-
Fixed assets acquired	(5,628)	-
Accounts payable assumed	22,350	-
Net cash acquired	$23,719	$-

*** Includes a net loss of $5,822 of Dupree Catering, Inc. for the period February 22, 2007 through February 28, 2007 - pre-acquisition by Southern Bella, Inc. when comparing to accumulated deficit on Consolidated Balance Sheet and in the Consolidated Statement of Changes in Stockholders Equity

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

On February 22, 2007, Southern Bella, Inc. (the “Company”) was incorporated in the State of Delaware. On March 1, 2007 Company executed a Share Purchase Agreement whereby the Company acquired 100% of the outstanding shares of Dupree Catering, Inc., (“Dupree”) a corporation incorporated in the State of Kentucky on October 28, 1991 for a total purchase price of $110,000, $100,000 paid in cash at closing and the remaining $10,000 in the form of a promissory note that bears no interest and was due on February 28, 2008. The promissory note was subsequently paid at closing on March 1, 2007.

Dupree was formed to provide catering services to individuals, corporations and foundations. They provide catering services for corporate events and parties, weddings, fundraising events for foundations and kosher style events including bar and bat mitzvahs.

The transaction is treated as an acquisition under the purchase method of accounting. The new management of the Company will maintain control of the operations of Dupree, and thus the transaction is treated as a purchase under FASB 141. For the consolidated statements of operations and cash flows, the Company (the SUCCESSOR) has included results of its operations and cash flows of Dupree (the PREDECESSOR) for the period prior to inception, the comparative twelve months ended December 31, 2006 period of the PREDECESSOR.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at December 31, 2007.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. The Company places its cash with high credit quality financial institutions. At times, such amounts may exceed the FDIC limits; however, these deposits typically may be redeemed upon demand and therefore bear minimal risk. In monitoring this credit risk, the Company periodically evaluates the stability of the financial institutions. Generally, no collateral or other security is required to support receivables. To reduce credit risk, a customer’s credit history is evaluated before extension of credit. In addition, an allowance for doubtful receivables has been established as needed based on facts surrounding the credit risk of specific customers, historical trends and other information.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. The Company receives approximately 99% of its sales through credit card payments prior to shipment. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 31, 2007, no allowance for doubtful accounts is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (five years for the computer equipment and automobiles and ten years for leasehold improvements). Costs of maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Revenue Recognition

The Company generates revenue from the sales of their products in accordance with Staff Accounting Bulletin 104. The criteria for recognition are as follows:

Persuasive evidence of an arrangement exists;

1)	Delivery has occurred or services have been rendered;

2)	The seller’s price to the buyer is fixed or determinable, and

3)	Collectability is reasonably assured.

In accordance with the above criteria, the Company generally recognizes the revenue upon completion of the event being catered.

The Company does require a deposit on the jobs they cater prior to performing the service. This is reflected as a current liability until the service is performed, which at that time it is reclassified to revenue. The remainder of the fee is billed upon completion of the event being catered. Collections generally occur within 30 days of billing, by cash, check or credit card.

Basic and Diluted Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the years ended December 31, 2007 and 2006, there were no potentially dilutive securities outstanding.

Customer Lists

The Company acquired customer lists in the amount of $90,325 in its acquisition of Dupree Catering, Inc. on March 1, 2007. The customer lists are being amortized over a straight-line basis for a period of three years.

The changes in customer lists are as follows:

Balance - February 22, 2007	$-

Acquisition of customer lists	90,325
Amortization - February 22, 2007 - December 31, 2007	(25,090)

Balance - December 31, 2007	$65,235

Fair Value of Financial Instruments

Carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities and related party payables approximate fair value due to the short-term nature of these instruments and interest at market rates. However, these values may not be representative of actual values that could have been realized as of the balance sheet dates or that will be realized in the future.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

Effective January 1, 1992, Dupree Catering, Inc. elected to be treated as an S Corporation. As an S Corporation, the Company is generally not subject to corporate income taxes and the income, deductions, credits and other tax attributes generated by the Company flow to its stockholders.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. Through December 31, 2007 no options to employees have been granted.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered a loss of $107,460 in 2007, respectively, has an accumulated deficit of $107,460 at December 31, 2007. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007:

	Estimated Useful
	Lives (Years)

Equipment	5	$7,925
Automobiles	5	1,305
Leasehold improvements	10	1,677
		10,907
Less: Accumulated depreciation		4,173

Total, net		$6,734

Depreciation expense was $4,173 for the period February 22, 2007 (Inception) through December 31, 2007.

NOTE 5 - LINE OF CREDIT

The Company established a credit line with a bank in March 2007. During March 2007, the Company was advanced $8,500. This amount was repaid on April 4, 2007.

Dupree entered into a line of credit with a bank on April 14, 2000 in the amount of $75,000 that matured on April 14, 2005, and was extended through April 14, 2006 and then again until April 14, 2007. Interest on the line of credit was calculated at the bank’s prime rate with a floor of 5.75% per annum. The balance outstanding of $66,289 was repaid on March 5, 2007 upon the closing of the sale of Dupree to the Company on March 1, 2007 and is not part of the Dupree acquisition by Southern Bella due to this amount being repaid and prior to and outside of the acquisition.

NOTE 6 - NOTE PAYABLE - BANK

Dupree entered into a note payable with a bank on April 19, 2004 in the amount of $45,500. The note was to mature on April 19, 2007, however, the balance of $3,811 was repaid March 5, 2007 upon the closing of the sale of Dupree to the Company on March 1, 2007 and is not part of the Dupree acquisition by Southern Bella due to this amount being repaid and prior to and outside of the acquisition.

NOTE 7 - LOAN FROM STOCKHOLDER/RELATED PARTY TRANSACTIONS

Dupree had been advanced amounts from its shareholder for operations. These were unsecured demand advances. Dupree accrued interest at a rate of 8% per annum. The balance of $60,000 was forgiven by the shareholder prior to the sale of Dupree to the Company.

In addition, this stockholder owns the building in which Dupree’s and now the Company’s offices are located. Rent is charged to the Company at an amount that is approximate with the fair market value rentals in Lexington, Kentucky. The Company also sub-lets a portion of that space to another non-related entity and collects rent from them on a monthly basis. Both agreements are month-to-month terminable by either party with 30 days written notice. Rent expense for the period February 22, 2007 (inception) through December 31, 2007 was $13,138. Rental income charged by the Company for the period February 22, 2007 (inception) through December 31, 2007 was $3,500.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company was incorporated with 1,000,000,000 shares of common stock at $0.000001 par value and 20,000,000 shares of preferred stock at $0.000001 par value. On February 22, 2007, the Company issued 8,166,667 shares of common stock for $122,500 to its founder.

The Company has also issued an additional 500,000 shares of common stock at $.10 for $57,500 as part of a private placement from March through April 2007.

The Company has issued no options or warrants since inception.

NOTE 9 - PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of December 31, 2007, there is no provision for income taxes, current or deferred.

Net operating losses	$37,611
Valuation allowance	(37,611)
$-

At December 31, 2007, the Company had net operating loss carryforward in the approximate amount of $107,460, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Dupree Catering was an S Corporation. All net earnings generated passed through to the shareholders and taxed at their respective tax rates.

NOTE 10 - CONCENTRATIONS

For the twelve months ended December 31, 2007 and 2006, the Company and Dupree had one major customer that represented approximately 12% and 11% of the Company’s sales, respectively.

For the twelve months ended December 31, 2007 and 2006, the Company and Dupree had two major vendors that represented approximately 50% and 65% of the Company’s food and beverage purchases, respectively.

NOTE 11 - ACQUISITION OF DUPREE CATERING, INC.

On March 1, 2007, the Company and Dupree Catering, Inc. closed a Share Purchase Agreement whereby the Company acquired 100% of the outstanding shares of Dupree for a total purchase price of $110,000, $100,000 paid in cash at closing and the remaining

$10,000 in the form of a promissory note that bears no interest and was due on February 28, 2008. The promissory note was subsequently paid at closing on March 1, 2007.

The primary reason that the Company acquired Dupree Catering, Inc. was to utilize its resources and management expertise along with any capital the Company raises to expand the catering business throughout the regional areas as well as expansion into national markets.

The Company has included the results of the operations of the two entities in the consolidated statements of operations in the column marked SUCCESSOR based upon guidance from the SEC due to the fact that the Company succeeded to substantially all of the business of Dupree and the Company’s operations prior to the Dupree acquisition were insignificant relative to Dupree’s operations. Therefore, based on Item 405 of Regulation C and the Securities Act and Item 310 in the Regulation S-B, financial information for Dupree is required for all periods prior to formation with no lapse in the periods presented.

The purchase price of $110,000 ($100,000 cash and a note increase of $10,000) has preliminarily been allocated as follows:

Cash	$
Accounts receivable		12,678
Fixed assets		5,628
Goodwill		90,325
Accounts payable		(22,350)
		$110,000

Proforma information representing the consolidated statement of operations for the Company and Dupree Catering, Inc. had these companies been consolidated for the period January 1, 2006 through December 31, 2006 is not considered necessary as Southern Bella was not formed until February 22, 2007. The effect of the transaction had it appeared on January 1, 2007 would be as follows:

SOUTHERN BELLA, INC. PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

	DUPREE JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007 (PREDECESSOR)	SOUTHERN BELLA FEBRUARY 22, 2007 THROUGH DECEMBER 31, 2007 (SUCCESSOR) ***	PROFORMA JANUARY 1, 2007 THROUGH DECEMBER 31, 2007
REVENUE	$30,722	$965,413	$996,135
COST OF REVENUES
Salaries and wage related expenses	17,236	500,585	517,821
Food and beverages	6,862	276,812	283,674
Other costs of revenues	8,831	72,517	81,348
Total costs of revenues	32,929	849,914	882,843

GROSS PROFIT (LOSS)	(2,207)	115,499	113,292

OPERATING EXPENSES
Advertising expenses	407	7,330	7,737
Professional fees	1,702	81,882	83,584
Rent and utilities	5,108	31,043	36,151
General and administrative	11,029	76,181	87,210
Depreciation and amortization expense	1,212	29,263	30,475
Total operating expenses	19,458	225,699	245,157

NET (LOSS) BEFORE OTHER INCOME (EXPENSE)	(21,665)	(110,200)	(131,865)

OTHER INCOME (EXPENSE)
Rental income	700	3,500	3,500
Interest expense, net	(40)	(760)	(760)
Total other income (expense)	660	2,740	2,740

NET (LOSS)	$(21,005)	$(107,460)	$(129,125)

LOSS PER SHARE	$(210.05)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100	8,502,037	8,502,037

Includes a net loss of $5,822 of Dupree Catering, Inc. for the period February 22, 2007 through February 28, 2008 - pre-acquisition by Southern Bella, Inc. when comparing to accumulated deficit on Consolidated Balance Sheet and in the Consolidated Statement of Changes in Stockholders’ Equity

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Michael Pollack CPA, LLC was dismissed as the independent registered public accounting firm of Southern Bella, Inc. (the “Company”) on January 7, 2008.

Michael Pollack’s report on the audited balance sheet of Dupree Catering, Inc. (the predecessor to the Company) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006, and 2005 and Mr. Pollack’s report on the Company’s unaudited consolidated balance sheet as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the three months ended September 30, 2007, and the period February 22, 2007, (Inception) through September 30, 2007, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to dismiss Michael Pollack CPA, LLC was approved by the Company’s Board of Directors.

There were no disagreements between the Company and Michael Pollack CPA, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Michael Pollack CPA, LLC would have caused Michael Pollack CPA, LLC to make reference to the matter of the disagreement in connection with its reports.

Southern Bella provided Michael Pollack CPA, LLC with a copy of the foregoing disclosure, and requested that Michael Pollack CPA, LLC furnish Southern Bella with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with such disclosure. Southern Bella filed as an Exhibit to the Form 8-K, a copy of the letter from Michael Pollack CPA, LLC as required by Item 304 of Regulation S-B. On January 8, 2008, Michael Pollack CPA, LLC provided a letter agreeing with the foregoing disclosure in Southern Bella’s Form 8K filing.

On January 8, 2008, Southern Bella executed an engagement letter with McElravy, Kinchen & Associates, P.C. ("MKA") to assume the role of its new certifying accountant. MKA has been asked to perform the audit for the year ended December 31, 2007.

During the periods ended December 31, 2006 and the subsequent interim period ended September 30, 2007, and through the date of the firm's engagement, Southern Bella did not consult with MKA with regard to:
(i)  the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Southern Bella’s financial statements; or

(ii)  any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

The engagement of the new principal auditor was recommended and approved by the Board of Directors of Southern Bella.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of sufficient accounting staff and the performance of the principal accounting functions by one officer. Our chief executive officer also serves as our chief financial officer. All of our financial reporting is carried out by one individual, and we do not have an audit committee. Our board of directors consists of one individual, who serves as our chief executive officer and chief financial officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures. We will also establish an audit committee and recruit members to serve on our board of directors.

This annual report does not include an attestation report of Southern Bella, Inc.’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Southern Bella’s registered public accounting firm pursuant to temporary rules of the SEC that permit Southern Bella, Inc. to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our directors and executive officers are as follows:

Ms. Viola J. Heitz, age 56, has been our Chief Executive Officer and Director since March 1, 2007. Ms. Heitz earned a Bachelor of Science degree from West Virginia University and an Master of Arts degree from Eastern Kentucky University. She taught high school English in public and private schools for 18 years. In 2000, she left her career in education to focus on traveling, volunteering on the local and international level, and working on a free-lance basis. From November 1, 2002, through December 1, 2004, Ms. Heitz was the president of Mega Machinery Movers, the only minority-owned industrial moving company in Kentucky. Ms. Heitz was also employed by the Multi-Specialty Foundation, an international medical organization, from November, 2004, through June, 2005. She organized its annual educational conference at the Bellagio Hotel in Las Vegas in 2006. Ms. Heitz has served on the Board of Directors for Habitat for Humanity, the Lexington Philharmonic Guild, and the McConnell’s Springs Foundation. She has built houses for Habitat for Humanity in Mexico, Costa Rica, New Zealand, South Africa, Mongolia, and Cambodia. Ms. Heitz devotes 30% of her time to our business and the remaining 70% of her time to family matters and public service.

Mr. Terry Riggleman, age 59, has been our Secretary and Director since March 1, 2007. Since November, 2002, Terry Riggleman has been the customer service manager for the Valley Gas and Oil Company in Moorefield, West Virginia. From 1970 to June, 2001, he was the manager of Arc Welders in Baltimore, Maryland. Mr. Riggleman devotes 2% of his time to our business.

Family Relationships

Terry Riggleman is the brother of Viola J. Heitz.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Based on our records and other information, we believe that in 2007 our directors, executive officers and shareholders owning 10% or more of the common stock of Southern Bella, Inc. met all applicable SEC filing requirements.

Code of Ethics

Southern Bella, Inc. has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and any other senior executive officers. Viola Heitz, the President of Southern Bella, Inc. has executed the Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

Changes to Nomination Process

There were no material changes to the procedures by which shareholders may recommend nominees to Southern Bella, Inc.’s board of directors.

Audit Committee

Southern Bella, Inc. does not have a separately-designated audit committee. The entire board of directors serves as the audit committee of the company. Southern Bella, Inc. does not have an “audit committee financial expert” as defined in the applicable rules and regulations of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Agreements

Our directors or officers have not received any compensation since Southern Bella, Inc. was formed on February 22, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors; however, directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

We have not granted any stock options to any of our officers since inception and none of our officers hold any options to purchase any shares of our common or preferred stock.

Employment Agreements

We do not have employment agreements with either Viola J. Heitz or Terry Riggleman or any other officer or employee except for the Consulting Agreement with Harriet Dupree Bradley.

Director Compensation

We do not pay directors any fees or other compensation for serving as a director. We have not granted any stock options or stock awards to our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2008, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our executive officers and directors as a group.

	Shares of Common Stock Beneficially Owned
Names and Address of Beneficial Owner	Number	Percent
Viola J. Heitz	8,166,667	94%
Terry Riggleman	-	-
All Directors and named Executive Officers as a group [2 persons]	8,166,667	94%

The table above is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholders named in the table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 8,166,667 shares of common stock outstanding as of March 31, 2008.

The information presented above regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed above have sole voting and investment power with respect to the shares shown.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of the company.

Southern Bella, Inc. does not have a compensation plan under which equity securities are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

Harriet Dupree Bradley was the sole shareholder of Dupree Catering prior to the acquisition of Dupree Catering by Southern Bella in March, 2007.

Harriet Dupree Bradley advanced money to Dupree Catering for operations. These advances were in the form of unsecured demand advances that accrued interest at the rate of 8% per annum. The outstanding balance of these advances at December 31, 2006, was $62,116. Dupree Catering paid down the balance of the advances to $60,000 by March 1, 2007. In connection with Southern Bella, Inc.’s acquisition of Dupree Catering, Harriet Dupree Bradley forgave the remaining balance of $60,000.

Southern Bella, Inc. is leasing office space consisting of approximately 3,000 square feet located at 1006 Delaware Avenue, Lexington, Kentucky 40505 (the “Premises”) from Harriet Dupree Bradley pursuant to a Lease Agreement dated March 1, 2007. The lease expires on February 28, 2009. Southern Bella, Inc. may terminate the lease upon 60 days prior written notice after September 1, 2007. In addition, Southern Bella, Inc. may extend the term of the lease for one consecutive two-year period beginning on March 1, 2009 and ending February 28, 2011. The rent under the lease is $1,300 per month during the initial term and $1,400 per month during any extension.

Director Independence

Our directors, Viola Heitz and Terry Riggleman, are not independent under the NASDAQ listing standards because they are executive officers of Southern Bella, Inc.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

No.	Description
(2)	Share Purchase Agreement*

(3)	(i)	Articles of Incorporation *

	(ii)	Bylaws *

(10)	(i)	Lease Agreement with Harriet Dupree Bradley*

	(ii)	Consulting Agreement with Harriet Dupree Bradley dated March 1, 2007*

	(iii)	Consulting Agreement with Harriet Dupree Bradley dated August 29, 2007*

(14)	Code of Ethics

(21)	Subsidiaries of Registrant

(31)	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Incorporated herein by reference from Southern Bella Inc.’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following fees were paid to Michael Pollack CPA, an independent registered certified public accountant:

Audit Fees for fiscal year end December 31, 2007: $9,000.00

Audit Fees for fiscal year end December 31, 2006: $20,000.00

The following fees were paid to McElravy, Kinchen & Associates, P.C, an independent registered certified public accounting firm:

Audit Fees for fiscal year ended December 31, 2007: $0

Southern Bella, Inc. did not pay any other fees as specified in Item 9(e) of Schedule 14A.

Southern Bella, Inc. does not have audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Bella, Inc.

Date: April 14, 2008	By:	/s/ Viola Heitz
Name: Viola Heitz
Title: President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2008	By: /s/ Viola Heitz
Name: Viola Heitz Title: Director

Date: April 14, 2008	By: /s/ Terry Riggleman
Name: Terry Riggleman Title: Director

EXHIBIT 14

CODE OF ETHICS

Southern Bella, Inc.

Southern Bella Inc.’s (the “Company”) mission includes significant efforts to promote ethical conduct in the practice of financial management throughout the company. Senior officers hold an important and elevated role in corporate governance. While members of the management team, they are uniquely capable and empowered to ensure that all shareholders’ interests are appropriately balanced, protected and preserved. This Code provides principles to which senior officers are expected to adhere and advocate. They embody rules regarding individual and peer responsibilities, as well as responsibilities to employers, the public and other stakeholders. Violations of the Company’s Code of Ethics may subject the officer to censure, suspension or expulsion under procedural rules adopted by the Company’s Board of Directors.

All senior officers of the Company will:

•    Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

•    Provide constituents with information that is accurate, complete, objective, relevant, timely and understandable.

•    Comply with rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies.

•    Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

•    Respect the confidentiality of information acquired in the course of one’s work except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one’s work will not be used for personal advantage.

•    Share knowledge and maintain skills important and relevant to constituents’ needs.

•    Proactively promote ethical behavior as a responsible partner among peers, in the work environment and the community.

•    Achieve responsible use of and control over all assets and resources employed or entrusted.

In my role as a senior executive officer of the Company, I certify to you that I adhere to and advocate the aforementioned principles and responsibilities governing my professional and ethical conduct.

Date:	_______________________________
[Signature]

_______________________________ [Title]

EXHIBIT 21

Subsidiaries of the Registrant

Dupree Catering, Inc.

EXHIBIT 31

Certification on Controls and Procedures

I, Viola Heitz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Southern Bella, Inc..;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such internal control over financial reporting to be designed under our supervision, to ensure that material information relating to the small business issuer , including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that was materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or other persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial data; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: April 14, 2008	/s/ Viola Heitz
Viola Heitz President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Southern Bella, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2007 as filed with the U.S. Securities and Exchange Commission (the “Report”), the undersigned President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer of the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on his knowledge and belief: 1) the Report fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Viola Heitz

President, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer