Form 10-Q
period 2008-03-31
SOUTHERN BELLA INC
filed 2008-05-19
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-142516

SOUTHERN BELLA, INC.
(Name of small business issuer in its charter)

Delaware	20-8602410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1006 Delaware Avenue Lexington, Kentucky	40505-0464
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (859) 231-0464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 8,666,667 shares outstanding as of May 1, 2008.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	1

Item 1. FINANCIAL STATEMENTS (UNAUDITED)	1

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that intangible assets are evaluated at least annually for impairments. During March 2008 management had reassessed the future cash flow and concluded that the prior expectations do not appear to be obtainable. This updated analysis resulted in management’s decision to impair intangible assets partially, as of March 31, 2008, resulting in impairment losses of $35,822 during the three months ended March 31, 2008.	6

Southern Bella was formed on February 22, 2007. On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (“Dupree”). Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree.	6

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the three month period ended March 31, 2008 compared to the same period ended March 31, 2007 as if the acquisition had taken place on January 1, 2007 and January 1, 2008, respectively.	6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

Item 3. QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK	10

Item 4. CONTROLS AND PROCEDURES	10

Item 1. LEGAL PROCEEDINGS	12

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

Item 3. DEFAULTS UPON SENIOR SECURITIES.	12

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	12

Item 5. OTHER INFORMATION.	12

Item 6. EXHIBITS	12

i

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Southern Bella, Inc. (“Southern Bella” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2007, previously filed with the Commission, which are included in the Company's Annual Report filed on Form 10-KSB.

SOUTHERN BELLA, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Unaudited Financial Statements:

Unaudited Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007 – Successor	2
Unaudited Consolidated Statement of Operations for the periods January 1, 2008 through March 31, 2008 and February 22, 2007 (Inception) through March 31, 2007 with Statements of Operations for Dupree Catering, Inc. (Predecessor) for the periods January 1, 2007 through February 21, 2007	3
Unaudited Consolidated Statement of Cash Flows for the periods January 1, 2008 through March 31, 2008 and February 22, 2007 (Inception) through March 31, 2007 (Successor) with Statements of Cash Flows for Dupree Catering, Inc. (Predecessor) for the periods January 1, 2007 through February 21, 2007	4
Notes to Unaudited Consolidated Financial Statements	5

SOUTHERN BELLA, INC.
CONSOLIDATED BALANCE SHEETS - SUCCESSOR
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$46,028	$20,325
Accounts receivable	30,209	87,819
Prepaid expense	1,314	1,314
Total current assets	77,551	109,458
Fixed assets, net of accumulated depreciation of $4,948 and $4,173 at March 31, 2008 and December 31, 2007, respectively	5,959	6,734
Customer lists, net of accumulated amortization of $32,618 and $25,090 at March 31, 2008 and December 31, 2007, respectively	21,886	65,235
TOTAL ASSETS	$105,396	$181,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$30,768	$98,887
Related party payables	10,000	10,000
Line of credit	52,000	-
Total current liabilities	92,768	108,887

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 shares issued and outstanding at March 31, 2008, and December 31, 2007, respectively	9	9
Additional paid in capital	179,991	179,991
Accumulated deficit	(167,372)	(107,460)
Total stockholders’ equity	12,628	72,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,396	$181,427

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (SUCCESSOR) AND THE PERIOD
JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007 (PREDECESSOR) AND THE PERIOD
FEBRUARY 22, 2007 THROUGH MARCH 31, 2007 (SUCCESSOR)
(UNAUDITED)

	SOUTHERN BELLA JANUARY 1, 2008 THROUGH MARCH 31, 2008 (SUCCESSOR)	DUPREE JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007 (PREDECESSOR)	SOUTHERN BELLA FEBRUARY 22, 2007 (INCEPTION) THROUGH MARCH 31, 2007 (SUCCESSOR)

REVENUE	$102,095	$30,722	$26,780
COST OF REVENUES
Salaries and wage related expenses	46,437	17,236	16,425
Food and beverages	29,802	6,862	8,641
Other costs of revenues	18,280	8,831	1,739
Total costs of revenues	94,519	32,929	26,805

GROSS LOSS	7,576	(2,207)	(25)
OPERATING EXPENSES
Advertising expenses	1,911	407	366
Professional fees	2,107	1,702	21,285
Rent and utilities	12,198	5,108	2,912
General and administrative	7,472	11,029	7,430
Depreciation and amortization	8,302	1,212	3,115
Total operating expenses	31,900	19,458	35,108

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(24,414)	(21,665)	(35,133)
OTHER INCOME (EXPENSE)
Rental income	1,050	700	350
Impairment loss on customer list	(35,822)	-	-
Interest expense	(726)	(40)	(115)
Total other income (expense)	(35,498)	660	235

NET LOSS	$(59,912)	$(21,005)	$(34,898)

LOSS PER SHARE-BASIC & DILUTED	$(0.01)	$(210.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OF OUTSTANDING	8,666,667	100	7,745,921

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE PERIOD JANUARY 1, 2008 THROUGH MARCH 31, 2008 AND THE PERIOD
FEBRUARY 22, 2007 THROUGH MARCH 31, 2007 (SUCCESSOR) WITH
STATEMENTS OF CASH FLOW FOR DUPREE CATERING, INC. (PREDECESSOR) FOR THE
PERIOD JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007
(UNAUDITED)

	SOUTHERN BELLA JANUARY 1, 2008 THROUGH MARCH 31, 2008 (SUCCESSOR)	DUPREE JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007 (PREDECESSOR)	SOUTHERN BELLA FEBRUARY 22, 2007 (INCEPTION) THROUGH MARCH 31, 2007 (SUCCESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:			***
Net loss	$(59,912)	$(21,005)	$(34,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,302	1,212	3,115
Impairment of customer list	35,822	-	-
Change in assets and liabilities
(Increase) decrease in accounts receivable	57,610	45,658	(10,923)
(Increase) in prepaid expenses	-	-	(1,314)
Increase (decrease) in accounts payable and and accrued expenses	(68,119)	(32,127)	3,822
Total adjustments	(2,207)	14,743	(5,300)
Net cash used in operating activities	(26,297)	(6,262)	(40,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for Dupree Catering, Inc.	-	-	(110,000)
Net cash received in acquisition	-	-	23,719
Net cash used in investing activities	-	-	(86,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	134,000
Proceeds from line of credit	52,000	-	8,500
Repayment of debt	-	(2,685)	-
Increase in related party payables	-	18,000	30,000
Net cash provided by financing activities	52,000	15,315	172,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,703	9,053	46,021

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,325	16,062	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$46,028	$25,115	$46,021

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Dupree Catering, Inc. (Eliminated in Presentation)
Cash paid for acquisition	$-	$-	$110,000
Customer lists acquired	-	-	(90,325)
Accounts receivable acquired	-	-	(12,678)
Fixed assets acquired	-	-	(5,628)
Accounts payable assumed	-	-	22,350
Net cash acquired	$-	$-	$23,719

*** Includes a net loss of $5,822 of Dupree Catering, Inc. for the period February 22, 2007, through February 28, 2007 – pre-acquisition by Southern Bella, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND NEW ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Southern Bella, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Southern Bella’s audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Southern Bella’s 2007 annual financial statements have been omitted.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered a loss of $59,912 for the period ending March 31, 2008, and has an accumulated deficit of $167,372 at March 31, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 3 – LINE OF CREDIT

Southern Bella has a revolving line of credit that is secured by the personal guarantee of certain stockholders. The line of credit has a maximum borrowing amount of $75,000, an interest rate of prime, (5.25% at March 31, 2008) and a balance due of $52,000 at March 31, 2008. The line of credit expires February 8, 2010.

NOTE 4 – CUSTOMER LISTS

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that intangible assets are evaluated at least annually for impairments. During March 2008 management had reassessed the future cash flow and concluded that the prior expectations do not appear to be obtainable. This updated analysis resulted in management’s decision to impair intangible assets partially, as of March 31, 2008, resulting in impairment losses of $35,822 during the three months ended March 31, 2008.

NOTE 5 – BUSINESS COMBINATION

Southern Bella was formed on February 22, 2007. On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (“Dupree”). Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree.

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the three month period ended March 31, 2008 compared to the same period ended March 31, 2007 as if the acquisition had taken place on January 1, 2007 and January 1, 2008, respectively.

	(Unaudited) Pro Forma Three Month Period Ended
	March 31, 2008	March 31, 2007
Sales	$102,095	$57,502

Cost of Sales	94,519	59,734
Gross Margin	7,576	(2,232)
Operating Expenses	31,900	54,566
Other Expenses	(35,498)	895
Net Loss	$(59,912)	$(55,903)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

Overview

As of March 31, 2008, Dupree, the subsidiary of Southern Bella, has increased its sales by 77.55% over the same time period in 2007, and its profits have also increased. There are two components to this increase in sales.

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

The second component is the successful completion of one high profile social event. Sayre School, a private primary and secondary school in Lexington, hosts a fundraiser called the “Sayre Spectacular” and Dupree served as the caterer for this event in the first quarter of 2008.

While Dupree has many repeat customers, catering is a very competitive business and Dupree needs to continuously improve its operations to maintain its position in Central Kentucky.

Presentation of Predecessor and Successor Financial Statement Information

Southern Bella was formed on February 22, 2007, to acquire Dupree Catering, Inc. Since Southern Bella had no prior operations but succeeded to the business of Dupree, Dupree is considered the “predecessor” entity and Southern Bella as the “successor” entity. As a result of this treatment, the consolidated statements of operations shows the successor information for the three months ended March 31, 2008 and for the period from February 22, 2007, through March 31, 2007. The consolidated statements of operations also shows the predecessor financial information from January 1, 2007, through February 21, 2007.

Analysis of Financial Condition and Results of Operation

Southern Bella was formed on February 22, 2007. On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (“Dupree”). Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree.

Three Months Ended March 31, 2008 and March 31, 2007

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the three month period ended March 31, 2008 compared to the same period ended March 31, 2007as if the acquisition had taken place on January 1, 2007.

Unaudited (Pro Forma)	March 31, 2008	March 31, 2007
Revenues	$102,095	$57,502
Cost of Revenues	$94,519	$59,734
Operating expenses	$31,900	$54,566
Other Income (Expense)	$(35,498)	$895
Net Loss	$(59,912)	$(55,903)

Southern Bella’s revenues for the three month period ended March 31, 2008 were 77.55% higher than its revenues for the same period ended March 31, 2007 due the addition of personnel and catering one high profile event. Southern Bella hired a person to oversee the training of its staff and to elevate the service provided by Southern Bella and hired another employee as a sales assistance and office manager. The second reason for increased revenues is the successful completion of one high profile social event during the first quarter of 2008.

For three month period ended March 31, 2008, Southern Bella’s operating expenses were 41.54% lower than expenses for the same period ended March 31, 2007. This is due to several factors: the main reason is an decrease of 90.83% in professional fees from the three month period ended March 31, 2008 from $2,107 as compared to $22,987 for the three month period ended March 31, 2007, due to the auditing expense and legal costs of auditing prior periods as part of the cost of going public, another is a decrease of 59.52% from $7,472 for the three month period ended March 31, 2008, as compared to $18,459 for the same period in 2007, of general and administrative expenses. This reduction is partly due to a reduction of insurance costs by 29.11% from 5,524 for three month period ended March 31, 2008 as compared to 7,792 for the same period ended March 31, 2007.

Depreciation expense is not comparable between the three month period ended March 31, 2008, and the same period ended March 31, 2007, because there are two different sets of depreciable assets.

Liquidity and Capital Resources

Our annual operating expenses vary based upon the type and number of catering jobs Dupree undertakes, as the majority of our expenses are direct catering costs. We believe that as we increase Dupree’s client base and bid jobs competitively, we will be able to have cash flow to cover our operating expenses during 2008. We do not have any material commitments for capital during 2008, except for an additional $10,000 in the first half of 2008 to upgrade Dupree’s website and catering software; however, we believe we have sufficient cash flow to fund such capital expenditures.

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

The Company suffered a loss of $59,912 for the period ending March 31, 2008, and has an accumulated deficit of $167,372 at March 31, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of March 31, 2008, we did not maintain effective controls over the valuation of intangible assets and financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended March 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.	OTHER INFORMATION.

None

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.		Description

(2)		Share Purchase Agreement(1)

(3)	(i)	Articles of Incorporation(1)

	(ii)	Bylaws(1)

(10)	(i)	Lease Agreement with Harriet Dupree Bradley(1)

	(ii)	Consulting Agreement with Harriet Dupree Bradley dated March 1, 2007(1)

	(iii)	Consulting Agreement with Harriet Dupree Bradley dated August 29, 2007(1)

(31)	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from Southern Bella Inc.’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MH&SC, INCORPORATED
(Registrant)

Date: May 19, 2008	/s/ Viola Heitz
Viola Heitz, President, Chief Executive Officer,
Principal Financial Officer and Principal
Accounting Officer and Director