Form 10-Q
period 2008-06-30
SOUTHERN BELLA INC
filed 2008-08-19
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-142516

SOUTHERN BELLA, INC.
(Name of small business issuer in its charter)

Delaware	20-8602410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1006 Delaware Avenue
Lexington, Kentucky	40505-0464
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 8,666,667 shares outstanding as of August 14, 2008.

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

SOUTHERN BELLA, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Unaudited Financial Statements:

Unaudited Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007 – Successor	2

Unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2008 (Successor) and the period April 1, 2007 through June 30, 2007 (Successor), January 1, 2007 through February 21, 2007 (Predecessor) and the period February 22, 2007 through June 30, 2007 (Successor)	3

Unaudited Consolidated Statements of Cash Flows for the periods January 1, 2008 through June 30, 2008 and February 22, 2007 (Inception) through June 30, 2007 (Successor) with Statements of Cash Flows for Dupree Catering, Inc. (Predecessor) for the periods January 1, 2007 through February 21, 2007	4

Notes to Unaudited Consolidated Financial Statements	5

SOUTHERN BELLA, INC. CONSOLIDATED BALANCE SHEET - SUCCESSOR AS OF JUNE 30, 2008 AND DECEMBER 31, 2007 (UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$25,735	$20,325
Accounts receivable	66,052	87,819
Prepaid expense	1,314	1,314
Total current assets	93,101	109,458
Fixed assets, net of accumulated depreciation of $5,805 and $4,173 at June 30, 2008 and December 31, 2007, respectively	7,601	6,734
Customer lists, net of accumulated amortization of $40,145 and $25,090 at June 30, 2008 and December 31, 2007, respectively	14,359	65,235
TOTAL ASSETS	$115,061	$181,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$46,464	$98,887
Related party payables	10,000	10,000
Line of credit	27,000	-
Total current liabilities	83,464	108,887

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	9	9
Additional paid in capital	179,991	179,991
Accumulated deficit	(148,403)	(107,460)
Total stockholders’ equity	31,597	72,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,061	$181,427

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (SUCCESSOR) AND THE PERIOD
APRIL 1, 2007 THROUGH JUNE 30, 2007 (SUCCESSOR)
JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007 (PREDECESSOR) AND THE PERIOD
FEBRUARY 22, 2007 THROUGH JUNE 30, 2007 (SUCCESSOR)
(UNAUDITED)

	SOUTHERN BELLA APRIL 1, 2008 THROUGH JUNE 30, 2008 (SUCCESSOR)	SOUTHERN BELLA APRIL 1, 2007 THROUGH JUNE 30, 2007 (SUCCESSOR)	SOUTHERN BELLA JANUARY 1, 2008 THROUGH JUNE 30, 2008 (SUCCESSOR)	DUPREE JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007 (PREDECESSOR)	SOUTHERN BELLA FEBRUARY 22, 2007 THROUGH JUNE 30, 2007 (SUCCESSOR)
REVENUE	$409,662	$365,155	$539,734	$30,722	$393,684
COST OF REVENUES
Salaries and wage related expenses	199,939	142,535	239,053	17,236	164,935
Food and beverages	102,517	90,187	138,238	6,862	100,146
Other costs of revenues	18,869	33,216	31,999	8,831	33,381
Total costs of revenues	321,325	265,938	409,290	32,929	298,462
GROSS GAIN OR (LOSS)	88,337	99,217	130,444	(2,207)	95,222
OPERATING EXPENSES
Advertising expenses	592	2,235	2,502	407	2,622
Professional fees	23,342	24,815	25,449	1,702	46,100
Rent and utilities	12,522	10,472	22,619	5,108	15,275
General and administrative	24,888	21,886	69,111	11,029	25,961
Depreciation and amortization	8,385	8,671	16,687	1,212	11,180
Total operating expenses	69,729	68,079	136,368	19,458	101,138
NET LOSS BEFORE OTHER INCOME (EXPENSE)	18,608	31,138	(5,924)	(21,665)	(5,916)
OTHER INCOME (EXPENSE)
Rental income	1,050	1,050	2,100	700	1,400
Impairment loss on customer list	-	-	(35,822)	-	-
Interest expense	(688)	(600)	(1,297)	(40)	(1,228)
Total other income (expense)	362	450	(35,019)	660	172
NET GAIN OR (LOSS)	$18,970	$31,588	$(40,943)	$(21,005)	$(5,744)
GAIN OR (LOSS) PER SHARE-BASIC AND DILUTED	$0.00	$0.00	$0.00	$(210.05)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	8,666,667	7,745,921	8,666,667	100	7,745,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE PERIOD JANUARY 1, 2008 THROUGH JUNE 30, 2008 AND THE PERIOD
FEBRUARY 22, 2007 THROUGH JUNE 30, 2007 (SUCCESSOR) WITH
STATEMENTS OF CASH FLOW FOR DUPREE CATERING, INC. (PREDECESSOR) FOR THE
PERIOD JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007
(UNAUDITED)

	SOUTHERN BELLA JANUARY 1, 2008 THROUGH JUNE 30, 2008 (SUCCESSOR)	DUPREE JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007 (PREDECESSOR)	SOUTHERN BELLA FEBRUARY 22, 2007 THROUGH JUNE 30, 2007 (SUCCESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:			***
Net loss	$(40,943)	$(21,005)	$(5,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,687	1,212	11,180
Impairment of customer list	35,822	-	-
Change in assets and liabilities
(Increase) decrease in accounts receivable	21,767	45,658	(53,361)
(Increase) in prepaid expenses	-	-	(1,314)
Increase (decrease) in accounts payable and and accrued expenses	(52,423)	(32,127)	55,724

Net cash provided by (used in) operating activities	(19,090)	(6,262)	6,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,500)	-	-
Net cash paid for Dupree Catering, Inc.	-	-	(110,000)
Net cash received in acquisition	-	-	23,719
Net cash used in investing activities	(2,500)	-	(86,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	180,000
Proceeds from line of credit	92,000	-	-
Repayments of line of credit	(65,000)
Repayment of debt	-	(2,685)	-
Increase in related party payables	-	18,000	10,000
Net cash provided by financing activities	27,000	15,315	190,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,410	9,053	110,204
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,325	16,062	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$25,735	$25,115	$110,204

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Dupree Catering, Inc. (Eliminated in Presentation)
Cash paid for acquisition	$-	$-	$110,000
Customer lists acquired	-	-	(90,325)
Accounts receivable acquired	-	-	(12,678)
Fixed assets acquired	-	-	(5,628)
Accounts payable assumed	-	-	22,350
Net cash acquired	$-	$-	$23,719

*** Includes a net loss of $5,822 of Dupree Catering, Inc. for the period February 22, 2007, through February 28, 2007 - pre-acquisition by Southern Bella, Inc. when comparing to accumulated deficit on Consolidated Balance Sheet and in the Consolidated Statement of Changes in Stockholders’ Equity.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Basic and Diluted Net Loss Per Share

The basic net gain or loss per common share is computed by dividing the net gain or loss by the weighted average number of common shares outstanding. Diluted net gain or loss loss per common share is computed by dividing the net gain or loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the year ended December 31, 2007 and the period ended June 30, 2008, there were no potentially dilutive securities outstanding.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered a loss of $40,943 for the period ending June 30, 2008, and has an accumulated deficit of $148,403 at June 30, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 3 – LINE OF CREDIT

Southern Bella has a revolving line of credit that is secured by the personal guarantee of certain stockholders. The line of credit has a maximum borrowing amount of $75,000, an interest rate of prime, (5.25% at June 30, 2008) and a balance due of $27,000 at June 30, 2008. The line of credit expires February 8, 2010.

NOTE 4 – CUSTOMER LISTS

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that intangible assets are evaluated at least annually for impairments. During March 2008 management had reassessed the future cash flow and concluded that the prior expectations do not appear to be obtainable. This updated analysis resulted in management’s decision to impair intangible assets partially, as of June 30, 2008, resulting in impairment losses of $35,822 during the six months ended June 30, 2008.

NOTE 5 – BUSINESS COMBINATION

Southern Bella was formed on February 22, 2007. On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (“Dupree”). Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree.

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the six month period ended June 30, 2008 compared to the same period ended June 30, 2007 as if the acquisition had taken place on January 1, 2007 and January 1, 2008, respectively.

	(Unaudited) Pro Forma Six Month Period Ended
	June 30, 2008	June 30, 2007
Sales	$539,734	$424,406

Cost of Sales	409,290	331,391
Gross Margin	130,444	93,015
Operating Expenses	136,368	120,596
Other Expenses	(35,019)	832
Net Loss	$(40,943)	$(26,749)

NOTE 6 - SUBSEQUENT EVENTS

Harriet Dupree Bradley, a key employee, resigned on June 30, 2008. On July 1, 2008, Southern Bella sold her the assets of Dupree for a $10,000 note to Southern Bella. Ms. Bradley is currently working on a commission basis.

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

Overview

As of June 30, 2008, Dupree, the subsidiary of Southern Bella, has increased its sales by 27% over the same time period in 2007, and its profits have also increased. There are several components to this increase in sales.

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

Presentation of Predecessor and Successor Financial Statement Information

Southern Bella was formed on February 22, 2007, to acquire Dupree Catering, Inc. Since Southern Bella had no prior operations but succeeded to the business of Dupree, Dupree is considered the “predecessor” entity and Southern Bella as the “successor” entity. As a result of this treatment, the consolidated statements of operations shows the successor information for the six months ended June 30, 2008 and for the period from February 22, 2007, through June 30, 2007. The consolidated statements of operations also shows the predecessor financial information from January 1, 2007, through February 21, 2007.

Analysis of Financial Condition and Results of Operation

Southern Bella was formed on February 22, 2007. On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (“Dupree”). Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree.

Three Months Ended June 30, 2008 and June 30, 2007

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the three month period ended June 30, 2008 compared to the same period ended June 30, 2007, as if the acquisition had taken place on January 1, 2007.

Unaudited (Pro Forma)	June 30, 2008	June 30, 2007
Revenues	$409,662	$365,155
Cost of Revenues	$321,325	$265,938
Operating expenses	$69,729	$68,079
Other Income (Expense)	$362	$450
Net Income (Loss)	$18,970	$31,588

Southern Bella’s revenues for the three month period ended June 30, 2008 were 12% higher than its revenues for the same period ended June 30, 2007 due the addition of personnel and catering events. Southern Bella hired a person to oversee the training of its staff and to elevate the service provided by Southern Bella and hired another employee as a sales assistance and office manager. The second reason for increased revenues is the successful completion of the following catered events during the second quarter of 2008: Alltech Biotechnology Company Symposium, the Bluegrass Conservancy event, the Markey Cancer Center event, and the Buffalo Trace Distillery event.

For three month period ended June 30, 2008, Southern Bella’s operating expenses were 2% higher than expenses for the same period ended June 30, 2007, due mainly to the addition of personnel.

Depreciation expense is not comparable between the three month period ended June 30, 2008, and the same period ended June 30, 2007, because there are two different sets of depreciable assets.

Six Months Ended June 30, 2008 and June 30, 2007

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the six month period ended June 30, 2008 compared to the same period ended June 30, 2007, as if the acquisition had taken place on January 1, 2007.

Unaudited (Pro Forma)	June 30, 2008	June 30, 2007
Revenues	$539,734	$424,406
Cost of Revenues	$409,290	$331,391
Operating expenses	$136,368	$120,596
Other Income (Expense)	$(35,019)	$832
Net Income (Loss)	$(40,943)	$(26,749)

Southern Bella’s revenues for the six month period ended June 30, 2008 were 27% higher than its revenues for the same period ended June 30, 2007 due the addition of personnel and catering. Southern Bella hired a person to oversee the training of its staff and to elevate the service provided by Southern Bella and hired another employee as a sales assistance and office manager. The second reason for increased revenues is the successful completion of the following catered events during the second quarter of 2008: Alltech Biotechnology Company Symposium, the Bluegrass Conservancy event, the Markey Cancer Center event, and the Buffalo Trace Distillery event.

For the six month period ended June 30, 2008, Southern Bella’s operating expenses were 13% higher than expenses for the same period ended June 30, 2007. This is mainly due to the increase of 87% in general and administrative expense for the six month period ended June 30, 2008. The general administrative expense was $69,111 as compared to $36,990 for the six month period ended June 30, 2007, which resulted from a 73% increase in repairs and maintenance from the $5,714 for the six month period ending June 30, 2007 compared to $9,873 for the six month period ending June 30, 2008 and the increase in utility costs of 21% because of rising energy costs..

For the six month period ended June 30, 2008, Southern Bella’s other income (expense) was 430% higher than expenses for the same period ended June 30, 2007. This is due to the impairment of the impairment loss on customer lists of $35,822

Liquidity and Capital Resources

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

The Company suffered a loss of $40,943 for the period ending June 30, 2008, and has an accumulated deficit of $148,403 at June 30, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of June 30, 2008, we did not maintain effective controls over the valuation of intangible assets and financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended June 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Southern Bella, Inc. (Registrant)

Date: August 19, 2008	/s/ Viola Heitz

Viola Heitz, President, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director