Form 10-Q
period 2008-09-30
SOUTHERN BELLA INC
filed 2008-11-19
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Class – Common Stock, 8,666,667 shares outstanding as of November 13, 2008.

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

SOUTHERN BELLA, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Unaudited Financial Statements:

Unaudited Consolidated Balance Sheets (Successor) as of September 30, 2008 and December 31, 2007 – Successor	2

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 (Successor) and the period July 1, 2007 through September 30, 2007 (Successor), January 1, 2007 through February 21, 2007 (Predecessor) and the period February 22, 2007 through September 30, 2007 (Successor)	3

Unaudited Consolidated Statements of Cash Flows for the periods January 1, 2008 through September 30, 2008 and the period February 22, 2007 through September 30, 2007 (Successor) with Statements of Cash Flows for Dupree Catering, Inc. (Predecessor) for the period January 1, 2007 through February 21, 2007)	4

Notes to Unaudited Consolidated Financial Statements	5

SOUTHERN BELLA, INC.
CONSOLIDATED BALANCE SHEETS - SUCCESSOR
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$45,040	$20,325
Prepaid expense	-	1,314
Total current assets	45,040	21,639
Net assets related to discontinued operations	4,365	159,788

TOTAL ASSETS	$49,405	$181,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Net liabilities related to discontinued operations	$1,246	$108,887

Total current liabilities	1,246	108,887

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	9	9
Additional paid in capital	179,991	179,991
Accumulated deficit	(131,841)	(107,460)
Total stockholders’ equity	48,159	72,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,405	$181,427

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (SUCCESSOR)
AND THE PERIOD JULY 1, 2007 THROUGH SEPTEMBER 30, 2007 (SUCCESSOR)
JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007 (PREDECESSOR)
AND THE PERIOD FEBRUARY 22, 2007 THROUGH SEPTEMBER 30, 2007 (SUCCESSOR)
(UNAUDITED)

	SOUTHERN BELLA	SOUTHERN BELLA	SOUTHERN BELLA	DUPREE	SOUTHERN BELLA
	JULY 1, 2008 THROUGH SEPTEMBER 30, 2008 (SUCCESSOR)	JULY 1, 2007 THROUGH SEPTEMBER 30, 2007 (SUCCESSOR)	JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008 (SUCCESSOR)	JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007 (PREDECESSOR)	FEBRUARY 22, 2007 THROUGH SEPTEMBER 30, 2007 (SUCCESSOR)
REVENUE	$-	$-	$-	$-	$-
COST OF REVENUES
Salaries and wage related expenses	-	-	-	-	-
Food and beverages	-	-	-	-	-
Other costs of revenues	-	-	-	-	-
Total costs of revenues	-	-	-	-	-

OPERATING EXPENSES
Advertising expenses	-	-	-	-	-
Professional fees	-	3,000	11,000	-	43,000
Rent and utilities	-	-	-	-	-
General and administrative	-	-	570	-	62
Total operating expenses	-	3,000	11,570	-	43,062
NET LOSS FROM CONTINUING OPERATIONS	-	(3,000)	(11,570)	-	(43,062)
DISCONTINUED OPERATIONS (Note 6)
Net income from Dupree discontinued operations	$1,296	$(23,688)	$7,744	$(21,005)	$10,630
Gain on disposal of Dupree assets	$29,625	$-	$29,625	$-	$-
Impairment of intangible asset related to Dupree business unit	$(14,359)	$-	$(50,180)	$-	$-
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$16,562	$(23,688)	$(12,811)	$(21,005)	$10,630
NET INCOME (LOSS)	$16,562	$(26,688)	$(24,381)	$(21,005)	$(32,432)
BASIC AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.00	$(0.00)	$(0.00)	$-	$(0.01)
BASIC AND DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$0.00	$(0.00)	$(0.00)	$(210.05)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	7,745,921	8,666,667	100	7,745,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE PERIOD JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008 AND THE PERIOD
FEBRUARY 22, 2007 THROUGH SEPTEMBER 30, 2007 (SUCCESSOR) WITH
STATEMENTS OF CASH FLOW FOR DUPREE CATERING, INC. (PREDECESSOR)
FOR THE PERIOD JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007
(UNAUDITED)

	SOUTHERN BELLA	DUPREE	SOUTHERN BELLA
	JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008 (SUCCESSOR)	JANUARY 1, 2007 THROUGH FEBRUARY 21, 2007 (PREDECESSOR)	FEBRUARY 22, 2007 THROUGH SEPTEMBER 30, 2007 (SUCCESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:			***
Net loss from continuing operations	$(11,570)	$-	$(43,062)

Change in assets and liabilities
(Increase)/Decrease in prepaid expenses	1,314	-	(1,314)
Net cash used in operating activities	(10,256)	-	(44,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	180,000
Net cash used in financing activities	-	-	180,000

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	34,971	9,053	(115,389)

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,715	9,053	20,235

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,325	16,062	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$45,040	$25,115	$20,235

SUPPLEMENTAL INVESTING AND FINANCING DISCLOSURES
Acquisition of Dupree Catering, Inc. (Eliminated in Presentation)
Cash paid for acquisition	$-	$-	$110,000
Customer lists acquired	-	-	(90,325)
Accounts receivable acquired	-	-	(12,678)
Fixed assets acquired	-	-	(5,628)
Accounts payable assumed	-	-	22,350
Net cash acquired	$-	$-	$23,719

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

On February 22, 2007, Southern Bella, Inc. (the “Company”) was incorporated in the State of Delaware. On March 1, 2007 the Company executed a Share Purchase Agreement whereby the Company acquired 100% of the outstanding shares of Dupree Catering, Inc., (“Dupree”) a corporation incorporated in the State of Kentucky on October 28, 1991 for a total purchase price of $110,000, $100,000 paid in cash at closing and the remaining $10,000 in the form of a promissory note that bears no interest and was due on February 28, 2008. The promissory note was subsequently paid at closing on March 1, 2007.

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

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of the assets of Dupree. The transaction was for the assets of Dupree having a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602. In addition, Southern Bella’s the line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827. Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven. The result is a net gain on the sale of assets from the Company to Bradley of $29,625.

In regards to future business, to the extent that Bradley refers to the Company a signed contract to perform a catering job that the Company desires to perform, the Company shall pay to Bradley ten percent of the catering price. If ten percent profit is not obtainable by Bradley under the terms of the catering job contract, then fifty percent of the profit that Bradley would otherwise earn shall be paid to the Company upon receipt of payment by Bradley from the catering job client.

Reclassification

Certain amounts in the Consolidated Statement of Operations and Consolidated Balance Sheets for the periods ended September 30, 2007 and December 31, 2007 have been reclassified to conform to the 2008 presentation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered a loss from continuing operations of $11,570 for the period ending September 30, 2008, and has an accumulated deficit of $131,841 at September 30, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 3 – LINE OF CREDIT

Southern Bella had a revolving line of credit that is secured by the personal guarantee of certain stockholders. The line of credit had a maximum borrowing amount of $75,000, an interest rate of prime, (5.25% at June 30, 2008) and a balance due of $0 at September 30, 2008. The line of credit was transferred on July 1, 2008 when Southern Bella sold Dupree’s assets to Harriet Bradley Dupree.

NOTE 4 – CUSTOMER LISTS

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that intangible assets are evaluated at least annually for impairments. During March 2008 management had reassessed the future cash flow and concluded that the prior expectations do not appear to be obtainable. Due to the sale of Dupree’s assets on July 1, 2008, Southern Bella’s customer lists hold no value. This updated analysis resulted in management’s decision to impair intangible assets totally, as of September 30, 2008, resulting in impairment losses of $50,180 during the nine months ended September 30, 2008.

NOTE 5 – DISCONTINUED OPERATIONS

In an effort to secure additional capital, Southern Bella began actively seeking a purchaser for the assets of Dupree, a company owned 100% by Southern Bella. On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of these assets. The transaction was for the assets of Dupree having a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602. In addition, Southern Bella’s line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827. Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven. The result is a net gain on the sale of assets from the Company to Bradley of $29,625.

The following table shows the net assets and net liabilities related to the sale of the assets of Dupree.

	September 30, 2008	December 31, 2007
Net Assets Related to Discontinued Operations:
Accounts receivable related to discontinued operations, net of allowance of $505 and $0 at September 30, 2008, and December 31, 2007, respectively	$4,365	$87,819
Fixed assets related to discontinued operations, net of accumulated depreciation of $0 and $4,173 at September 30, 2008, and December 31, 2007, respectively	-	6,734
Customer lists related to discontinued operations, net of accumulated amortization of $90,325 and $25,090 at September 30, 2008, and December 31, 2007, respectively	-	65,235
Total Net Assets Related to Discontinued Operations	$4,365	$159,788

Net Liabilities Related to Discontinued Operations:
Accounts payable and accrued expenses, related to discontinued operations	1,246	98,887
Related party payables, related to discontinued operations	-	10,000
Total Net Liabilities Related to Discontinued Operations	$1,246	$108,887

NOTE 6 – BUSINESS COMBINATION

Southern Bella was formed on February 22, 2007. On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (Dupree”). Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree. See Note 5 for explanation of sale of Dupree assets.

Set forth below is an analysis of the unaudited proforma statement financial condition and results of continuing operation of Southern Bella for the nine month period ended September 30, 2008 compared to the same period ended September 30, 2007 as if the acquisition had taken place on January 1, 2007 and January 1, 2008, respectively.

(Unaudited) Pro Forma
Nine Month Period Ended
	September 30, 2008	September 30, 2007
Sales	$-	$-

Cost of Sales	-	-
Gross Margin	-	-
Operating Expenses	11,570	43,062
Other Expenses	-	-
Net Loss from Continuing Operations	$(11,570)	$(43,062)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of Dupree’s assets. The transaction was for the assets of Dupree having a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602. In addition, Southern Bella’s line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827. Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven. The result is a net gain on the sale of assets from the Company to Bradley of $29,625.

In regards to future business, to the extent that Bradley refers to the Company a signed contract to perform a catering job that the Company desires to perform, the Company shall pay to Bradley ten percent of the catering price. If ten percent profit is not obtainable by Bradley under the terms of the catering job contract, then fifty percent of the profit that Bradley would otherwise earn shall be paid to the Company upon receipt of payment by Bradley from the catering job client.

Presentation of Predecessor and Successor Financial Statement Information

Southern Bella was formed on February 22, 2007, to acquire Dupree Catering, Inc. Since Southern Bella had no prior operations but succeeded to the business of Dupree, Dupree is considered the “predecessor” entity and Southern Bella as the “successor” entity. As a result of this treatment, the consolidated statements of operations shows the successor information for the nine months ended September 30, 2008 and for the period from February 22, 2007, through September 30, 2007. The consolidated statements of operations also shows the predecessor financial information from January 1, 2007, through February 21, 2007.

Analysis of Financial Condition and Results of Operation

Southern Bella was formed on February 22, 2007. On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (“Dupree”). Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree.

Three Months Ended September 30, 2008 and September 30, 2007

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the three month period ended September 30, 2008 compared to the same period ended September 30, 2007, as if the acquisition had taken place on January 1, 2007.

Unaudited (Pro Forma)	Sept. 30, 2008	Sept. 30, 2007
Revenues	$-	$-
Cost of Revenues	$-	$-
Operating expenses	$-	$3,000
Other Income (Expense)	$-	$-
Net Income (Loss)	$-	$(3,000)

Southern Bella’s expenses for the three month period ended September 30, 2008 were 100% lower than its expenses for the same period ended September 30, 2007 due to a reduction of professional fees. Set forth below is an analysis of the unaudited proforma statement financial condition and results of discontinued operations of Southern Bella for the three month period ended September 30, 2008 compared to the same period ended September 30, 2007, as if the acquisition had taken place on January 1, 2007.

Unaudited (Pro Forma)	Sept. 30, 2008	Sept. 30, 2007
Net income from Dupree discontinued operations	$1,296	$(23,688)
Gain on disposal of Dupree assets	$29,625	$-
Impairment of intangible asset related to Dupree business unit	$(14,359)	$-

Net Income (Loss) from Discontinued Operations	$16,562	$(23,688)

Southern Bella’s net income from Dupree discontinued operations for the three month period ended September 30, 2008 were 105.47% higher than its net income for the same period ended September 30, 2007 due to Dupree’s assets being sold on July 1, 2008 and operations ceasing.

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of Dupree’s assets. The transaction was for the assets of Dupree having a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602. In addition, Southern Bella’s line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827. Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven. The result is a net gain on the sale of assets from the Company to Bradley of $29,625.

Due to the sale of Dupree’s assets on July 1, 2008, Southern Bella’s customer lists hold no value, so they were totally impaired adding an additional $14,359 of impairment for the three month period ended September 30, 2008, as compared to zero impairment for the three month period ended September 30, 2007.

Nine Months Ended September 30, 2008 and September 30, 2007

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the nine month period ended September 30, 2008 compared to the same period ended September 30, 2007, as if the acquisition had taken place on January 1, 2007.

Unaudited (Pro Forma)	Sept. 30, 2008	Sept. 30, 2007
Revenues	$-	$-
Cost of Revenues	$-	$-
Operating expenses	$11,750	$43,062
Other Income (Expense)	$-	$-
Net Income (Loss)	$(11,750)	$(43,062)

Southern Bella’s revenues for the nine month period ended September 30, 2008 were 73.13% lower than its expenses for the same period ended September 30, 2007 primarily due to a reduction of professional fees from $43,000 for the nine month period ending September 30, 2007 to $11,000 for the nine month period ending September 30, 2008, which accounts for a 74.42% decrease in professional fees paid.
.
Set forth below is an analysis of the unaudited proforma statement financial condition and results of discontinued operations of Southern Bella for the nine month period ended September 30, 2008 compared to the same period ended September 30, 2007, as if the acquisition had taken place on January 1, 2007.

Unaudited (Pro Forma)	Sept. 30, 2008	Sept. 30, 2007
Net income (loss) from Dupree discontinued operations	$7,744	$(10,375)
Gain on disposal of Dupree assets	$29,625	$-
Impairment of intangible asset related to Dupree business unit	$(50,180)	$-
Net Income (Loss) from Discontinued Operations	$(12,811)	$(10,375)

Southern Bella’s net income from Dupree discontinued operations for the nine month period ended September 30, 2008 were 174.64% higher than its net loss for the same period ended September 30, 2007 due to Dupree’s assets being sold on July 1, 2008 and operations ceasing.

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of Dupree’s assets. The transaction was for the assets of Dupree having a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602. In addition, Southern Bella’s line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827. Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven. The result is a net gain on the sale of assets from the Company to Bradley of $29,625.

Due to the sale of Dupree’s assets on July 1, 2008, Southern Bella’s customer lists hold no value, so they were totally impaired adding an additional $14,359 of impairment for the three month period ended September 30, 2008, as compared to zero impairment for the three month period ended September 30, 2007.

Liquidity and Capital Resources

On July 1, 2008, the Company entered into a commission basis agreement with Harriet Dupree Bradley after she purchased the assets of Dupree. Since entering into this agreement, the Company believes it will have enough operating capital to fund the Company for the next year.

We do not believe there are any trends in the catering business that will have a material impact on our revenues during 2008.

We entered into a Consulting Agreement with Harriet Dupree Bradley in connection with the acquisition of the shares of Dupree. Under the Consulting Agreement, Ms. Bradley provided consulting services to us, including, without limitation, management of the staff of Dupree. The term of the Consulting Agreement was for a period of seven months ending on September 30, 2007. In exchange for her consulting services, Ms. Bradley was entitled to any net income after taxes earned by Dupree. During this seven month period, all amounts paid to Ms. Bradley for her consulting services were recognized as an expense. We paid Ms. Bradley for her services at the end of the seven month term. This arrangement had a material impact on our net income and liquidity during the term of the Consulting Agreement. During this time, we had no income and no retained earnings to reinvest in the business or to otherwise distribute to shareholders.

On August 29, 2007, we entered into a second Consulting Agreement with Harriet Dupree Bradley for a term commencing on October 1, 2007, and continuing through June 30, 2008. Under this Consulting Agreement, we paid Ms. Bradley a consulting fee of $4,000 a month. Ms. Bradley continues to provide consulting services to Southern Bella on a month to month basis for the same consideration unless terminated by both Ms. Bradley and Southern Bella.

Harriet Dupree Bradley, a key employee, resigned on June 30, 2008. On July 1, 2008, Southern Bella sold her the assets of Dupree. Mrs. Bradley is currently working on a commission basis.

The Company suffered a loss of $24,381 for the period ending September 30, 2008, and has an accumulated deficit of $131,841 at September 30, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of September 30, 2008, we did not maintain effective controls over the valuation of intangible assets and financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended September 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Southern Bella, Inc.
(Registrant)

Date: November 18, 2008	/s/ Viola Heitz
Viola Heitz, President,
Chief Executive Officer, Principal
Financial Officer and Principal
Accounting Officer and Director