Form 10-K
period 2008-12-31
SOUTHERN BELLA INC
filed 2009-04-15
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20429

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

Commission file number: 333-142516

Southern Bella, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8602410
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

1006 Delaware Avenue
Lexington, Kentucky	40505-0464
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (859) 231-0464

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered

Common stock, par value $0.000001 per share	None

Securities to be registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K are contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☑  No

The aggregate market value of the voting stock held by non-affiliates as of March 24, 2009, was approximately $50,000.  The value is based on the sales price of the registered common stock sold in 2007.  There have been no sales of the common stock since the initial purchase by the non-affiliates in the registered offering.  For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 24, 2009, was 8,666,667.

DOCUMENTS INCORPORATED BY REFERENCE

None

SOUTHERN BELLA, INC.
FORM 10-K
TABLE OF CONTENTS

i

PART I

ITEM 1.              DESCRIPTION OF BUSINESS

Overview

Southern Bella, Inc. was incorporated in Delaware on February 22, 2007.  Southern Bella, Inc. was organized to acquire catering companies throughout the United States.  The first catering company acquired by Southern Bella, Inc. was Dupree Catering, Inc. (“Dupree”).  Dupree is a Kentucky corporation, formed on October 28, 1991.  On March 1, 2007, Southern Bella, Inc. acquired all of the shares of stock of Dupree for $110,000 and Dupree became the wholly-owned subsidiary of Southern Bella, Inc.  Southern Bella, Inc. sold all of the assets of Dupree on July 1, 2008.

Southern Bella Inc.’s address is 1006 Delaware Avenue, Lexington, Kentucky 40505-0464, and its telephone number is 859.231.0464.

Business

Through Dupree, a Kentucky corporation, our wholly-owned subsidiary, we engaged in the catering business until July 1, 2008, when we sold the assets of Dupree to Harriet Dupree Bradley. Southern Bella seeks to acquire other catering businesses throughout the United States. Southern Bella currently does not have any agreements and is not currently in negotiations with any other catering businesses to acquire such businesses.

Markets We Serve

Dupree primarily provided catering services in Central Kentucky. Dupree’s target market consisted of companies of all sizes and high net worth individuals in the Central Kentucky Market. Southern Bella seeks to acquire other catering businesses throughout the United States to expand its market outside Central Kentucky.

Business Challenges

Because Southern Bella sold the assets of Dupree, it will not be able to operate the catering business until it acquires another existing and operational catering business.

Management of Southern Bella is looking for merger candidates to maximize shareholder value. Management has not identified any targets or merger candidates at this time.

Employees

We currently have no employees.  We have two members of management, Viola J. Heitz and Terry Riggleman.

Patents and Trademarks

We do not own, either legally or beneficially any patent or trademarks.

Government Supervision and Regulation

The services Dupree provided are subject to various federal, state and local laws and regulations including regulations relating to the storage, handling and preparation of food and to the supplying of alcoholic beverages.  We believe Dupree was in substantial compliance with applicable laws, regulations and guidelines.

ITEM 1A.           RISK FACTORS

Not Applicable.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Southern Bella, Inc. was leasing office space consisting of approximately 3,000 square feet located at 1006 Delaware Avenue, Lexington, Kentucky 40505 (the “Premises”) from Harriet Dupree Bradley pursuant to a Lease Agreement dated March 1, 2007.  The lease was terminated in July, 2008, when the assets of Dupree were sold to Harriet Dupree Bradley.

Southern Bella, Inc. does not plan on leasing any additional space until it has acquired another catering company.

ITEM 3.              LEGAL PROCEEDINGS

None

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock with $0.000001 par value. As of March 24, 2009, there were 8,666,667 shares of common stock issued and outstanding held by 43 shareholders of record.

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

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock.  We have filed an application but have not received a symbol as of March 24, 2009.

Dividends

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of the surplus of Southern Bella, Inc.  We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business.  There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends.  Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

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

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly announced plan or otherwise, were made during any month in 2008.

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10-K are “forward-looking statements.”  These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements.  We caution you not to place undue reliance on these forward-looking statements.  We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

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

Overview

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of the assets of Dupree.  The transaction was for the assets of Dupree having a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602.  In addition, Southern Bella’s line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827.  Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven.  The result is a net gain on the sale of assets from the Company to Bradley of $29,625.  This gain was recorded as an increase in paid in capital as Ms. Bradley is a related party.

The consulting agreement with Harriet Dupree Bradley terminated as of December 31, 2008.

During the downturn in the economy, there were many corporate and personal cutbacks.  The catering industry has experienced fewer events booked and has seen events that had been previously booked, cancelled.  As the economy continues to suffer, both corporate and personal events, such as weddings, will be scaled down.  One of the industries to undergo the changes in the market is the catering business.

Plan of Operation

The Company is seeking to acquire operational catering companies.

Presentation of Predecessor and Successor Financial Statement Information

Southern Bella was formed on February 22, 2007, to acquire Dupree Catering, Inc.  Since Southern Bella had no prior operations but succeeded to the business of Dupree, Dupree is considered the “predecessor” entity and Southern Bella as the “successor” entity.  As a result of this treatment, the consolidated statements of operations shows the successor information from February 22, 2007, through December 31, 2007.  The consolidated statements of operations also shows the successor financial information from January 1, 2008, through December 31, 2008.

Analysis of Financial Condition and Results of Operation

Southern Bella was formed on February 22, 2007. On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (“Dupree”).  Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree.

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of the assets of Dupree.  The transaction was for the assets of Dupree having a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602.  In addition, Southern Bella’s the line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827.  Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven.  The result is a net gain on the sale of assets from the Company to Bradley of $29,625.  This gain was recorded as an increase in paid in capital, as Ms. Bradley is a related party.  The financial statements show Dupree as discontinued operations.

Comparison of 2008 to 2007

Set forth below is an analysis of the financial condition and results of operation of Southern Bella for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	December 31, 2008	December 31, 2007
Catering revenue	$0	$0

Total revenue	$0	$0

Southern Bella’s revenues for year ended December 31, 2008 were unchanged since both years revenues were 0.  This is because the net income (loss) from Dupree is being shown as discontinued operations. We hope to have catering revenue in the future.

	December 31, 2008	December 31, 2007

Operating expenses before depreciation	$21,070	$62,062

For year ended December 31, 2008, Southern Bella’s operating expenses were 66.05% lower than expenses for year ended December 31, 2007. This is due to a decrease of 66.94% in professional fees from $62,000 in 2007, to $20,500 in 2008, due to the cost of going public.  The Company is now maintaining auditing and legal work, rather than beginning the process of “going public”.  We believe the professional fees will remain at a constant level in the future.

Accordingly, Southern Bella had the following total operating expenses and net operating income (loss) before other income (expense):

	December 31, 2008	December 31, 2007

Total expenses	$21,070	$62,062

Net operating income (loss)	$(21,070)	$(62,062)

There was an $21,070 operating loss for year ended December 31, 2008, and a $62,062 operating loss for year ended December 31, 2007.

	December 31, 2008	December 31, 2007
Net loss from Dupree discontinued operations	$(22,767)	$(40,887)

Impairment of intangible asset related to Dupree business unit	(50,180)	-

The net loss from Dupree discontinued operations decreased by 44.32% from a $40,887 net loss to a $22,767 net loss for the years ended December 31, 2008 and December 31, 2007, respectively.  There was an impairment of the customer list of Dupree of $50,180.  These are due to Harriet Dupree Bradley acquiring the assets of Dupree on July 1, 2008.

Liquidity and Capital Resources

We do not have any material commitments for capital during 2009.  Due to the uncertainties involved, our auditors have included a going concern paragraph in their opinion on our audited financial statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOUTHERN BELLA, INC.

(DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Southern Bella, Inc.
We have audited the accompanying balance sheets of Southern Bella, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended and the period from February 22, 2007 (inception) through December 31, 2008.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Bella, Inc. as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from continuing operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com

April 13, 2009

SOUTHERN BELLA, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND DECEMBER 31, 2007
(Development Stage Company)

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$8,148	$20,325
Prepaid expense	-	1,314
Total current assets	8,148	21,639
Net assets related to discontinued operations	-	159,788

TOTAL ASSETS	$8,148	$181,427

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Net liabilities related to discontinued operations	$-	$108,887
Total current liabilities	-	108,887

STOCKHOLDERS' EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	9	9
Additional paid in capital	209,616	179,991
Accumulated deficit prior to re-entering development stage	(180,407)	(107,460)
Accumulated deficit during development stage	(21,070)	-
Total stockholders' equity	8,148	72,540

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,148	$181,427

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008
AND DECEMBER 31, 2007
(Development Stage Company)

	JANUARY 1, 2008 THROUGH DECEMBER 31, 2008	FEBRUARY 22, 2007 THROUGH DECEMBER 31, 2007
REVENUE	$-	$-

COST OF REVENUES

Salaries and wage related expenses	-	-
Food and beverages	-	-
Other costs of revenues	-	-

Total costs of revenues	-	-

OPERATING EXPENSES

Advertising expenses	-	-
Professional fees	20,500	62,000
Rent and utilities	-	-
General and administrative	570	62

Total operating expenses	21,070	62,062

NET LOSS FROM CONTINUING OPERATIONS	(21,070)	(62,062)

Net income from Dupree discontinued operations	(22,767)	(40,887)

Impairment of intangible asset related to Dupree business unit	(50,180)	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(72,947)	(40,887)

NET INCOME (LOSS)	$(94,017)	$(102,949)

BASIC AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.01)

BASIC AND DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	7,745,921

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY – SUCCESSOR
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008
(Development Stage Company)

	Preferred Stock		Common Stock				Accumulated Deficit
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	During Development Stage	Total

Balance – February 22, 2007 (inception)	-	$-	-	$-	$-	$-	$-	$-

Common shares issued to founder for cash	-	-	8,166,667	8	122,492	-	-	122,500

Common shares issued for cash	-	-	500,000	1	57,499	-	-	57,600

Net loss for the period	-	-	-	-	-	(107,460)	-	(107,460)

Balance – December 31, 2007	-	$-	8,666,667	$9	$179,991	$(107,460)	$-	$72,540

Gain from sale of discontinued operations to related party	-	$-	-	$-	$29,625	$-	$-	$29,625

Net loss from continuing operations	-	-	-	-	-	-	(21,070)	$(21,070)

Net loss from discontinued operations	-	-	-	-	-	(72,947)	-	(72,947)

Balance – December 31, 2008	-	$-	8,666,667	$9	$209,616	$(180,407)	$(21,070)	$8,148

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE PERIOD JANUARY 1, 2008 THROUGH DECEMBER 31, 2008 AND
JANUARY 1, 2007 THROUGH DECEMBER 31, 2007
(Development Stage Company)

	JANUARY 1, 2008 THROUGH DECEMBER 31, 2008	FEBRUARY 22, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,070)	$(43,062)

Change in assets and liabilities
(Increase) / Decrease in prepaid expenses	1,314	(1,314)
Net cash used in operating activities	(19,756)	(44,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	180,000
Net cash provided by financing activities	-	180,000

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	7,579	(106,336)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(12,177)	29,288
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$20,325	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,148	$45,350

NON-CASH ACTIVITIES

Gain on non-cash sale of assets to related party	$29,626	$29,626

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of Dupree Catering, Inc. (Eliminated in Presentation)

Cash paid for acquisition	-	$110,000

Customer lists acquired	-	(90,325)

Accounts receivable acquired	-	(12,678)

Fixed assets acquired	-	(5,628)

Accounts payable assumed	-	22,350

Net cash acquired	-	$23,719

Cash paid for income taxes	-	-

Cash paid for interest	-	-

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

The transaction was treated as an acquisition under the purchase method of accounting.  The new management of the Company maintained control of the operations of Dupree, and thus the transaction was treated as a purchase under FASB 141.

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of these assets.  The transaction was for the assets of Dupree with a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602.  In addition, Southern Bella’s line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827.  Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven.  The result is a net gain on the sale of assets from the Company to Bradley of $29,625.  This gain was recorded as additional paid in capital because Ms. Bradley is a related party.

As a result of this transaction, we re-entered the development stage on July 1, 2008.

Reclassification

Certain amounts in the Consolidated Statement of Operations and Consolidated Balance Sheets for the period ended December 31, 2007 have been reclassified to conform to the 2008 presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.  There were no cash equivalents at December 31, 2008 or December 31, 2007.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information.  The Company receives approximately 99% of its sales through credit card payments prior to shipment.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Management has determined that as of December 31, 2008, no allowance for doubtful accounts is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (five years for the computer equipment). Costs of maintenance and repairs are charged to expense as incurred.

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

Revenue Recognition

The Company generates revenue from the sales of their products in accordance with Staff Accounting Bulletin 101. The criteria for recognition are as follows:

1)	Persuasive evidence of an arrangement exists;

2)	Delivery has occurred or services have been rendered;

3)	The seller’s price to the buyer is fixed or determinable, and

4)	Collectability is reasonably assured.

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

For the years ended December 31, 2008 and 2007, the Company and Dupree had one major customer that represented approximately 15% and 12% of the Company’s sales, respectively.

For the years ended December 31, 2008 and 2007, the Company and Dupree had two major vendors that represented approximately 22% and 50% of the Company’s food and beverage purchases, respectively.

Basic and Diluted Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the years ended December 31, 2008, and December 31, 2007, there were no potentially dilutive securities outstanding.

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

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123.  The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model.  The Company has adopted SFAS 123(R) and applied it in the period presented.  Through December 31, 2008 no options to employees have been granted.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard (“SFAS”) No. 7 for its characterization as a Development Stage Company.  Among the disclosures required by SFAS 7 are that the statement of operations, stockholders’ deficit and cash flow disclose activity since the date of the Company’s inception.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company suffered a loss from continuing operations of $21,070 for the period ending December 31, 2008, and has a total accumulated deficit of $201,478 at December 31, 2008.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 4 – LINE OF CREDIT

Southern Bella had a revolving line of credit that was secured by the personal guarantee of certain stockholders.  The line of credit had a maximum borrowing amount of $75,000, an interest rate of prime, (5.25% at June 30, 2008) and a balance due of zero at December 31, 2008.  The line of credit was transferred on July 1, 2008 when Southern Bella sold Dupree’s assets to Harriet Bradley Dupree.

NOTE 5 – CUSTOMER LISTS

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that intangible assets are evaluated at least annually for impairments.  During March 2008 management had reassessed the future cash flow and concluded that the prior expectations do not appear to be obtainable.  Due to the sale of Dupree’s assets on July 1, 2008, Southern Bella’s customer lists hold no value. This updated analysis resulted in management’s decision to impair intangible assets totally, as of December 31, 2008, resulting in impairment losses of $50,180 during the year ended December 31, 2008.

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company was incorporated with 1,000,000,000 shares of common stock at $0.000001 par value and 20,000,000 shares of preferred stock at $0.000001 par value. On February 22, 2007, the Company issued 8,166,667 shares of common stock for $122,500 to its founder.

The Company has also issued an additional 500,000 shares of common stock at $.10 for $50,000 as part of a private placement from March through April 2007.

The Company issued no shares of common or preferred stock during 2008.  The Company has issued no options or warrants since inception.

NOTE 7 – RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of these assets.  The transaction was for the assets of Dupree with a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602.  In addition, Southern Bella’s line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827.  Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven.  The result is a net gain on the sale of assets from the Company to Bradley of $29,625.  This gain was recorded as an increase in paid in capital, as Ms. Bradley is a related party.

NOTE 8 - PROVISION FOR INCOME TAXES

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

As of December 31, 2008, there is no provision for income taxes, current or deferred.

Deferred tax asset	$70,517
Valuation allowance	(70,517)

$-

At December 31, 2008, the Company had net operating loss carryforward in the approximate amount of $201,478, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Dupree Catering was an S Corporation. All net earnings generated passed through to the shareholders and taxed at their respective tax rates.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies.

NOTE 10 – DISCONTINUED OPERATIONS

In an effort to secure additional capital, Southern Bella began actively seeking a purchaser for the assets of Dupree, a company owned 100% by Southern Bella.  On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of these assets.  The transaction was for the assets of Dupree with a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602.  In addition, Southern Bella received the line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827.  Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven.  The result is a net gain on the sale of assets from the Company to Bradley of $29,625.  This gain was recorded as an increase in paid in capital, as Ms. Bradley is a related party.

The following table shows the net assets and net liabilities related to the sale of the assets of Dupree.

	December 31, 2008	December 31, 2007
Net Assets Related to Discontinued Operations:

Accounts receivable related to discontinued operations, net of allowance of $0 and $0 at December 31, 2008, and December 31, 2007, respectively	$-	$87,819

Fixed assets related to discontinued operations, net of accumulated depreciation of $0 and $4,173 at December 31, 2008, and December 31, 2007, respectively	-	6,734

Customer lists related to discontinued operations, net of accumulated amortization of $90,325 and $25,090 at December 31, 2008, and December 31, 2007, respectively	-	65,235

Total Net Assets Related to Discontinued Operations	$-	$159,788

Net Liabilities Related to Discontinued Operations:

Accounts payable and accrued expenses, related to discontinued operations	-	98,887

Related party payables, related to discontinued operations	-	10,000

Total Net Liabilities Related to Discontinued Operations	$-	$108,887

NOTE 11 – BUSINESS COMBINATION

Southern Bella was formed on February 22, 2007.  On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (Dupree”).  Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree.  See Note 8 for explanation of sale of Dupree assets.

Set forth below is an analysis of the unaudited proforma statement financial condition and results of continuing operation of Southern Bella for the year ended December 31, 2008 compared to the same period ended December 31, 2007 as if the acquisition had taken place on January 1, 2007 and January 1, 2008, respectively.

(Unaudited) Pro Forma Year Ended
	December 31, 2008	December 31, 2007

Sales	$-	$-

Cost of Sales	-	-

Gross Margin	-	-

Operating Expenses	21,070	62,062

Other Expenses	-	-

Net Loss from Continuing Operation	$(21,070)	$(62,062)

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Based on our records and other information, we believe that in 2008 our directors, executive officers and shareholders owning 10% or more of the common stock of Southern Bella, Inc. met all applicable SEC filing requirements.

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

ITEM 11.	EXECUTIVE COMPENSATION

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

Employment Agreements

We do not have employment agreements with either Viola J. Heitz or Terry Riggleman or any other officer or employee except for the Consulting Agreement with Harriet Dupree Bradley which terminated as of December 31, 2008.

Director Compensation

We do not pay directors any fees or other compensation for serving as a director.  We have not granted any stock options or stock awards to our directors.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2009, by:  (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our executive officers and directors as a group.

Names and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percent
Viola J. Heitz	8,166,667	94%
Terry Riggleman	-	-
All Directors and named Executive Officers as a group [2 persons]	8,166,667	94%

The table above is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholders named in the table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Except as set forth above, applicable percentages are based upon 8,166,667 shares of common stock outstanding as of March 31, 2009.

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

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Harriet Dupree Bradley was the sole shareholder of Dupree Catering prior to the acquisition of Dupree Catering by Southern Bella in March, 2007.

Southern Bella, Inc. was leasing office space consisting of approximately 3,000 square feet located at 1006 Delaware Avenue, Lexington, Kentucky 40505 (the “Premises”) from Harriet Dupree Bradley pursuant to a Lease Agreement dated March 1, 2007.  The lease was terminated in July, 2008, when the assets of Dupree were sold.

Director Independence

Our directors, Viola Heitz and Terry Riggleman, are not independent under the NASDAQ listing standards because they are executive officers of Southern Bella, Inc.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit

For fiscal year end December 31, 2008:  $14,500.00 (payable to M&K CPAS, PLLC).

For fiscal year end December 31, 2007:  $12,000.00 (payable to M&K CPAS, PLLC).

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description

(2)	Share Purchase Agreement*

(3)	(i) Articles of Incorporation *

(ii) Bylaws *

(10)	(i) Lease Agreement with Harriet Dupree Bradley*

(ii) Consulting Agreement with Harriet Dupree Bradley dated March 1, 2007*

(iii) Consulting Agreement with Harriet Dupree Bradley dated August 29, 2007*

(14)	Code of Ethics

(21)	Subsidiaries of Registrant

(31)	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

(32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*  Incorporated herein by reference from Southern Bella Inc.’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Bella, Inc.

Date: April 14, 2009	By:	/s/ Viola Heitz
Name: Viola Heitz
Title: President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2009	By:	/s/ Viola Heitz
Name: Viola Heitz
Title: President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Date: April 14, 2009	By:	/s/ Terry Riggleman
Name: Terry Riggleman
Title: Director