Form 10-Q
period 2009-03-31
SOUTHERN BELLA INC
filed 2009-05-14
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 8,666,667 shares outstanding as of April 28, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Southern Bella, Inc. (“Southern Bella” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2008, previously filed with the Commission, which are included in the Company's Annual Report filed on Form 10-K.

SOUTHERN BELLA, INC.
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Unaudited Financial Statements:

Unaudited Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	2
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	3
Unaudited Consolidated Statements of Cash Flows for the periods January 1, 2009 through March 31, 2009 and January 1, 2008 through March 31, 2008	4
Notes to Unaudited Consolidated Financial Statements	5

SOUTHERN BELLA, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(DEVELOPMENT STAGE COMPANY)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,138	$8,148

Total current assets	6,138	8,148

TOTAL ASSETS	$6,138	$8,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$2,500	$-
Total current liabilities	$2,500	$-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively	9	9
Additional paid in capital	209,616	209,616
Accumulated deficit prior to re-entering development stage	(180,407)	(180,407)
Accumulated deficit during development stage	(25,580)	(21,070)
Total stockholders’ equity	3,638	8,148

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,138	$8,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(DEVELOPMENT STAGE COMPANY)

	JANUARY 1, 2009 THROUGH MARCH 31, 2009 (Unaudited)	JANUARY 1, 2008 THROUGH MARCH 31, 2008 (Unaudited)	DEVELOPMENT STAGE JULY 1, 2008 THROUGH MARCH 31, 2009 (Unaudited)
REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

OPERATING EXPENSES
Professional fees	4,500	-	25,000
General and administrative	10	568	580
Total operating expenses	4,510	568	25,580

NET LOSS FROM CONTINUING OPERATIONS	(4,510)	(568)	(25,580)
DISCONTINUED OPERATIONS (Note 6)
Net loss from Dupree discontinued operations	-	(59,344)	-
			-
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(59,344)	-
NET INCOME (LOSS)	$(4,510)	$(59,912)	$(25,580)
BASIC AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$-
BASIC AND DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$-	$(0.01)	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	8,666,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE PERIOD JANUARY 1, 2009 THROUGH MARCH 31, 2009 AND
JANUARY 1, 2008 THROUGH MARCH 31, 2008

(DEVELOPMENT STAGE COMPANY)

	JANUARY 1, 2009 THROUGH MARCH 31, 2009	JANUARY 1, 2008 THROUGH MARCH 31, 2008	DEVELOPMENT STAGE JULY 1, 2008 THROUGH MARCH 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,510)	$(568)	$(13,948)

Change in assets and liabilities
(Increase) /decrease in accrued liabilities	2,500	-	2,500

Net cash used in operating activities	(2,010)	(568)	(11,448)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS:	-	26,271	(8,149)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,010)	25,703	(19,597)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,148	20,325	25,735
CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,138	$46,028	$6,138

SOUTHERN BELLA, INC.

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Southern Bella, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Southern Bella’s audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Southern Bella’s 2008 annual financial statements have been omitted.

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

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of these assets.  Subsequent to this transaction, Southern Bella re-entered the development stage.

Reclassification

Certain amounts in the Consolidated Statement of Operations and Consolidated Balance Sheets for the periods ended December 31, 2008 have been reclassified to conform to the 2009 presentation.

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered a loss from continuing operations of $4,510 for the period ending March 31, 2009, and has an accumulated deficit of $205,987 at March 31, 2009.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 3 – STOCKHOLDERS’ EQUITY

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

The Company issued no shares of common or preferred stock during 2008 or the first quarter of 2009.

The Company has issued no options or warrants since inception.

NOTE 4 – DISCONTINUED OPERATIONS

In an effort to secure additional capital, Southern Bella began actively seeking a purchaser for the assets of Dupree, a company owned 100% by Southern Bella.  On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of these assets. Dupree is presented as discontinued operation in the consolidated financial statements for the period ended March 31, 2008.  Subsequent to the sale of Dupree, Southern Bella re-entered the development stage on July 1, 2008.

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

Overview

In July, 2008, the Company sold the assets of Dupree Catering, Inc., its sole subsidiary, to Harriet Dupree Bradley, and re-entered the development stage.

The Company seeks to acquire other catering businesses throughout the United States, but currently does not have any agreements and is not currently in negotiations with any other catering businesses to acquire such businesses

Analysis of Financial Condition and Results of Operation

Southern Bella was formed on February 22, 2007. On March 1, 2007, Southern Bella acquired Dupree Catering, Inc. (“Dupree”), and on July 1, 2008, Southern Bella sold the assets of Dupree.  Southern Bella has had no operations other than through its wholly-owned subsidiary, Dupree, since the acquisition of Dupree.

Three Months Ended March 31, 2009 and March 31, 2008

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the three month period ended March 31, 2009 compared to the same period ended March 31, 2008.

	March 31, 2009	March 31, 2008
Catering revenue	$0	$0

Total revenue	$0	$0

Southern Bella’s revenues for the three month period ended March 31, 2009 were zero and its revenues for the same period ended March 31, 2008 were zero due the sale of Dupree in July of 2008 and the Dupree operations being restated as discontinued operations.

	March 31, 2009	March 31, 2008

Operating expenses	$4,510	$568

For three month period ended March 31, 2009, Southern Bella’s operating expenses were 694.01% higher than expenses for the same period ended March 31, 2008. This is due to the increase of professional fees from the three month period ended March 31, 2009 from $4,500 as compared to $0 for the three month period ended March 31, 2008, due to the accrual of auditing expenses.

	March 31, 2009	March 31, 2008

Net loss from discontinued operations	$0	$(59,344)

The net loss from discontinued operations from Dupree were $59,344 for the three month period ending March 31, 2008.  There were no operations from Dupree for the three month period ending March 31, 2009.

Accordingly, Southern Bella had the following net (loss):

	March 31, 2009	March 31, 2008

Net (loss)	$(4,510)	$(59,912)

There was a $4,510 net loss for three month period ended March 31, 2009, and a $59,912 net loss for the same period ended March 31, 2008.

Liquidity and Capital Resources

On July 1, 2008, the Company entered into a commission basis agreement with Harriet Dupree Bradley after she purchased the assets of Dupree.  Since entering into this agreement, the Company believes it will have enough operating capital to fund the Company for the next year.

Because of the downturn in the economy, the catering industry has experienced fewer events booked and events that have been booked have been cancelled.  As the economy continues to suffer, both corporate  and personal events will be scaled down which will have a direct negative impact on the catering industry.

The Company suffered a loss of $4,510 for the period ending March 31, 2009, and has an accumulated deficit prior to entering into the development stage of $180,407, and an accumulated deficit during the development stage of $25,580.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to finance these deficits by selling its common stock.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3.                             QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.                    CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of March 31, 2009, we did not maintain effective controls over financial statement disclosure.  In addition, we lack sufficient accounting staff and the performance of the principal accounting functions by one officer. Our chief executive officer also serves as our chief financial officer.  All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended March 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.  OTHER INFORMATION.

None

Item 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.		Description
(2)	(i)	Share Purchase Agreement(1)
	(ii)	Asset Purchase Agreement dated July 1, 2008
(3)	(i)	Articles of Incorporation(1)
	(ii)	Bylaws(1)
(10)	(i)	Lease Agreement with Harriet Dupree Bradley(1)
	(ii)	Consulting Agreement with Harriet Dupree Bradley dated March 1, 2007(1)

	(iii)	Consulting Agreement with Harriet Dupree Bradley dated August 29, 2007(1)

(31)		Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
(32)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from Southern Bella Inc.’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Bella, Inc.
(Registrant)

Date: May 14, 2009	/s/ Viola Heitz
Viola Heitz, President,
Chief Executive Officer,
Principal Financial Officer, Principal Accounting Officer and Director