Form 10-Q
period 2009-06-30
SOUTHERN BELLA INC
filed 2009-08-11
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 8,666,667 shares outstanding as of July 23, 2009.

TABLE OF CONTENTS

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

SOUTHERN BELLA, INC.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page(s)
Unaudited Financial Statements:

Unaudited Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	2

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and the period from July 1, 2008 (re-entering development stage) through June 30, 2009	3

Unaudited Consolidated Statements of Cash Flows for the periods Six months ended June 30, 2009 and 2008 and the period from July 1, 2008 (re-entering development stage) through June 30, 2009	4

Unaudited Notes to Financial Statements	5

SOUTHERN BELLA, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(DEVELOPMENT STAGE COMPANY)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,592	$8,148

Total current assets	1,592	8,148

TOTAL ASSETS	$1,592	$8,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$-	$-
Total current liabilities	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	9	9
Additional paid in capital	209,616	209,616
Accumulated deficit prior to re-entering development stage	(180,407)	(180,407)
Accumulated deficit during development stage	(27,626)	(21,070)
Total stockholders’ equity	1,592	8,148

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,592	$8,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
AND THE PERIOD FROM JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) THROUGH JUNE 30, 2009.
(DEVELOPMENT STAGE COMPANY)

	SIX MONTHS ENDING JUNE 30, 2009 (Unaudited)	SIX MONTHS ENDING JUNE 30, 2008 (Unaudited)	THREE MONTHS ENDING JUNE 30, 2009 (Unaudited)	THREE MONTHS ENDING JUNE 30, 2008 (Unaudited)	DEVELOPMENT STAGE JULY 1, 2008 THROUGH JUNE 30, 2009 (Unaudited)
REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

OPERATING EXPENSES
Professional fees	6,500	-	2,000	-	27,000
General and administrative	56	568	46	-	626
Total operating expenses	6,556	568	2,046	-	27,626

NET LOSS FROM CONTINUING OPERATIONS	(6,556)	(568)	(2,046)	-	(27,626)
DISCONTINUED OPERATIONS (Note 4)
Net income (loss) from Dupree discontinued operations	-	(40,375)	-	18,970	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(40,375)	-	18,970	(27,626)
NET INCOME (LOSS)	$(6,556)	$(40,943)	$(2,046)	$18,970	$(27,626)
BASIC AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$-	$(0.00)
BASIC AND DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$-	$-	$-	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	8,666,667	8,666,667	8,666,667	8,666,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE
PERIOD FROM JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) JUNE 30, 2008
(DEVELOPMENT STAGE COMPANY)

	JANUARY 1, 2009 THROUGH JUNE 30, 2009	JANUARY 1, 2008 THROUGH JUNE 30, 2008	DEVELOPMENT STAGE JULY 1, 2008 THROUGH JUNE 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,556)	$(568)	$(27,626)

Change in assets and liabilities
(Increase) /decrease in accrued liabilities	-	-	-

Net cash used in operating activities	(6,556)	(568)	(27,626)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS:	-	16,175	3,483
NET INCREASE IN CASH AND CASH EQUIVALENTS	(6,556)	15,607	(24,143)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,148	6,128	25,735
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,592	$21,735	$1,592

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
(A Development Stage Company)

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

On February 22, 2007, Southern Bella, Inc. (the “Company”) was incorporated in the State of Delaware.  On March 1, 2007 the Company executed a Share Purchase Agreement whereby the Company acquired 100% of the outstanding shares of Dupree Catering, Inc. (“Dupree”), a corporation incorporated in the State of Kentucky on October 28, 1991 for a total purchase price of $110,000, $100,000 paid in cash at closing and the remaining $10,000 in the form of a promissory note that bears no interest and was due on February 28, 2008.  The promissory note was subsequently paid at closing on March 1, 2007.

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

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company suffered a loss from continuing operations of $6,556 for the six month period ending June 30, 2009, and has an accumulated deficit of $208,033 at June 30, 2009.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to finance these deficits by selling its common stock.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company was incorporated with 1,000,000,000 shares of common stock at $0.000001 par value and 20,000,000 shares of preferred stock at $0.000001 par value.  On February 22, 2007, the Company issued 8,166,667 shares of common stock for $122,500 to its founder.

The Company has also issued an additional 500,000 shares of common stock at $.10 for $50,000 as part of a private placement from March through April, 2007.

The Company issued no shares of common or preferred stock during 2008 or the first half of 2009.

The Company has issued no options or warrants since inception.

NOTE 4 – DISCONTINUED OPERATIONS

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of these assets of Dupree. Dupree is presented as discontinued operation in the consolidated financial statements for the period ended June 30, 2008.  Subsequent to the sale of Dupree, Southern Bella re-entered the development stage on July 1, 2008.

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

Six Months Ended June 30, 2009 and June 30, 2008

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the six month period ended June 30, 2009 compared to the same period ended June 30, 2008.

	June 30, 2009	June 30, 2008

Operating expenses	$6,556	$568

For six month period ended June 30, 2009, Southern Bella’s operating expenses were 1,054.23% higher than expenses for the same period ended June 30, 2008. This is due to the increase of professional fees from the six month period ended June 30, 2009 from $6,500 as compared to $0 for the six month period ended June 30, 2008, due to the accrual of auditing expenses.

	June 30, 2009	June 30, 2008

Net loss from discontinued operations	$0	$(40,375)

The net loss from discontinued operations from Dupree were $40,375 for the six month period ending June 30, 2008.  There were no operations from Dupree for the six month period ending June 30, 2009.

Accordingly, Southern Bella had the following net (loss):

	June 30, 2009	June 30, 2008

Net (loss)	$(6,556)	$(40,943)

There was a $6,556 net loss for six month period ended June 30, 2009, and a $40,943 net loss for the same period ended June 30, 2008.

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

The Company suffered a loss of $6,556 for the period ending June 30, 2009, and has an accumulated deficit prior to entering into the development stage of $180,407, and an accumulated deficit during the development stage of $27,626.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3.                      QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.                      CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of June 30, 2009, we did not maintain effective controls over financial statement disclosure.  In addition, we lack sufficient accounting staff and the performance of the principal accounting functions by one officer. Our chief executive officer also serves as our chief financial officer.  All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended June 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.  OTHER INFORMATION.

None

Item 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.		Description

(2)	(i)	Share Purchase Agreement(1)

	(ii)	Bill of Sale dated July 1, 2008

(3)	(i)	Articles of Incorporation(1)

	(ii)	Bylaws(1)

(10)	(i)	Lease Agreement with Harriet Dupree Bradley(1)

	(ii)	Consulting Agreement with Harriet Dupree Bradley dated March 1, 2007(1)

	(iii)	Consulting Agreement with Harriet Dupree Bradley dated August 29, 2007(1)

(31)		Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

(32)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from Southern Bella Inc.’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Bella, Inc.
(Registrant)

Date: August 5, 2009	/s/ Viola Heitz
Viola Heitz, President,
Chief Executive Officer,
Principal Financial Officer, Principal Accounting Officer and Director