Form 10-Q
period 2009-09-30
SOUTHERN BELLA INC
filed 2009-11-12
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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

Class – Common Stock, 8,666,667 shares outstanding as of November 10, 2009.

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

SOUTHERN BELLA, INC.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page(s)
Financial Statements:

Unaudited Balance Sheets as of September 30, 2009 and December 31, 2008	2

Unaudited Statements of Operations for the three and nine months ended September 30, 2009 and the year ended December 30, 2008 and the period from July 1, 2008 (re-entry to development stage) throughSeptember 30, 2009.	3

Unaudited Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the year ended December 30, 2008 and the period from July 1, 2008 (re-entry to development stage) throughSeptember 30, 2009	4

Unaudited Notes to Financial Statements	5

SOUTHERN BELLA, INC. (DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS	September 30, 2009 (Unaudited)	December 31, 2008
CURRENT ASSETS
Cash	$82	$8,148

Total current assets	82	8,148

TOTAL ASSETS	$82	$8,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued liabilities	-	-
Total current liabilities	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	9	9
Additional paid in capital	209,616	209,616
Accumulated deficit prior to re-entering development stage	(180,407)	(180,407)
Accumulated deficit during development stage	(29,136)	(21,070)
Total stockholders’ equity	82	8,148

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82	$8,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND THE PERIOD FROM JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2009.

	NINE MONTHS ENDING SEPTEMBER 30, 2009 (Unaudited)	NINE MONTHS ENDING SEPTEMBER 30, 2008 (Unaudited)	THREE MONTHS ENDING SEPTEMBER 30, 2009 (Unaudited)	THREE MONTHS ENDING SEPTEMBER 30, 2008 (Unaudited)	DEVELOPMENT STAGE JULY 1, 2008 THROUGH SEPTEMBER 30, 2009 (Unaudited)
REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

OPERATING EXPENSES
Professional fees	8,000	11,000	1,500	-	28,500
General and administrative	66	570	10	-	636
Total operating expenses	8,066	11,570	1,510	-	(29,136)

NET LOSS FROM CONTINUING OPERATIONS	(8,066)	(11,570)	(1,510)	-	(29,136)
DISCONTINUED OPERATIONS (Note 4)
Net income (loss) from Dupree discontinued operations	-	(12,811)	-	16,562	(29,136)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(12,811)	-	16,562	(29,136)
NET INCOME (LOSS)	$(8,066)	$(24,381)	$(1,510)	$16,562	$(29,136)
BASIC AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	8,666,667	8,666,667	8,666,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND PERIOD FROM
JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) TO SEPTEMBER 30, 2009

	JANUARY 1, 2009 THROUGH SEPTEMBER 30, 2009	JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008	DEVELOPMENT STAGE JULY 1, 2008 THROUGH SEPTEMBER 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(8,066)	$(11,570)	$(29,626)

Change in assets and liabilities
(Increase) /Decrease in accrued liabilities	-	1,314	-

Net cash used in operating activities	(8,066)	(10,256)	(29,626)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS:	-	34,971	(3,973)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(8,066)	24,715	(25,653)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,148	6,128	25,735
CASH AND CASH EQUIVALENTS – END OF PERIOD	$82	$45,050	$82

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

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

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the sale of these assets.  Subsequent to this transaction, Southern Bella re-entered the development stage.

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ( the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Reclassification

Certain amounts in the Statement of Operations and Balance Sheets for the periods ended December 31, 2008 have been reclassified to conform to the 2009 presentation.

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered a loss from continuing operations of $8,066 for the period ending September 30, 2009, and has an accumulated deficit of $209,543 at September 30, 2009. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

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

NOTE 4 – DISCONTINUED OPERATIONS

On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the sale of the Dupree assets.  Dupree is presented as discontinued operation in the financial statements for the period ended September 30, 2009. Subsequent to the sale of Dupree, Southern Bella re-entered the development stage on July 1, 2008.

NOTE 5 – SUBSEQUENT EVENTS

There were no subsequent events through November 10, 2009.

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

Nine Months Ended September 30, 2009 and September 30, 2008

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the nine month period ended September 30, 2009 compared to the same period ended September 30, 2008.

	September 30, 2009	September 30, 2008

Operating expenses	$8,066	$11,570

For nine month period ended September 30, 2009, Southern Bella’s operating expenses were 30% lower than expenses for the same period ended September 30, 2008. This is a result of a decrease in professional fees from $11,000 to $8,000 and a decrease in general and administrative expenses from $570 to $66.

	September 30, 2009	September 30, 2008

Net loss from discontinued operations	$-	$12,811

The net loss from discontinued operations from Dupree were $12,811 for the nine month period ending September 30, 2008.  There were no operations from Dupree for the nine month period ending September 30, 2009.

Accordingly, Southern Bella had the following net (loss):

	September 30, 2009	September 30, 2008

Net (loss)	$8,066	$24,381

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

The Company suffered a loss of $8,066 for the period ending September 30, 2009, and has an accumulated deficit prior to entering into the development stage of $180,407, and an accumulated deficit during the development stage of $29,136.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of September 30, 2009, we did not maintain effective controls over financial statement disclosure.  In addition, we lack sufficient accounting staff and the performance of the principal accounting functions by one officer. Our chief executive officer also serves as our chief financial officer.  All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended September 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.  OTHER INFORMATION.

None

Item 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.		Description
(2)	(i)	Share Purchase Agreement(1)
	(ii)	Bill of Sale dated July 1, 2008(2)
(3)	(i)	Articles of Incorporation(1)
	(ii)	Bylaws(1)
(10)	(i)	Lease Agreement with Harriet Dupree Bradley(1)
	(ii)	Consulting Agreement with Harriet Dupree Bradley dated March 1, 2007(1)
	(iii)	Consulting Agreement with Harriet Dupree Bradley dated August 29, 2007(1)
(31)		Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
(32)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from Southern Bella Inc.’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.
(2)	Incorporated herein by reference from Southern Bella Inc.’s Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission on August 11, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Bella, Inc. (Registrant)

Date: November 11, 2009	/s/ Viola Heitz
Viola Heitz, President,
Chief Executive Officer,
Principal Financial Officer, Principal Accounting Officer and Director