Form 10-K
period 2009-12-31
SOUTHERN BELLA INC
filed 2010-03-24
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20429

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

Commission file number: 333-142516

Southern Bella, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8602410
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3505 Castlegate Court Lexington, Kentucky	40502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (859) 268-6264

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                                                                                     Name of Exchange on Which Registered
Common stock, par value $0.000001 per share:                                     None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☑  Yes  ☐  No

The aggregate market value of the voting stock held by non-affiliates as of March 15, 2010, was approximately $50,000.  The value is based on the sales price of the registered common stock sold in 2007.  There have been no sales of the common stock since the initial purchase by the non-affiliates in the registered offering.  For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 15, 2010, was 8,666,667.

DOCUMENTS INCORPORATED BY REFERENCE

None

SOUTHERN BELLA, INC.

FORM 10-K

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

Southern Bella Inc.’s address is 3505 Castlegate Court, Lexington, Kentucky 40502, and its telephone number is 859.268.6264.

Business

Through Dupree, a Kentucky corporation, our wholly-owned subsidiary, we engaged in the catering business until July 1, 2008, when we sold the assets of Dupree to Harriet Dupree Bradley. Southern Bella seeks to acquire other catering businesses throughout the United States and is seeking merger candidates. Southern Bella currently does not have any agreements and is not currently in negotiations with any other catering businesses to acquire such businesses.

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

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Southern Bella, Inc. does not own any real estate and does not plan on leasing any space until it has acquired another catering company.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock with $0.000001 par value. As of March 15, 2010, there were 8,666,667 shares of common stock issued and outstanding held by 43 shareholders of record.

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

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly announced plan or otherwise, were made during any month in 2009.

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
Plan of Operation

The Company is seeking to acquire operational catering companies or other merger candidates.

Presentation of Predecessor and Successor Financial Statement Information

Southern Bella was formed on February 22, 2007, to acquire Dupree Catering, Inc.  Since Southern Bella had no prior operations but succeeded to the business of Dupree, Dupree is considered the “predecessor” entity and Southern Bella as the “successor” entity.  As a result of this treatment, the consolidated statements of operations shows the successor information from February 22, 2007, through December 31, 2007.  The consolidated statements of operations also shows the successor financial information from January 1, 2009, through December 31, 2009.

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

Comparison of 2009 to 2008

Set forth below is an analysis of the financial condition and results of operation of Southern Bella for the year ended December 31, 2009 compared to the year ended December 31, 2008.

	December 31, 2009	December 31, 2008

Catering revenue	$0	$0

Total revenue	$0	$0

Southern Bella’s revenues for year ended December 31, 2009 were unchanged since both years revenues were 0.  We hope to have catering revenue in the future.

	December 31, 2009	December 31, 2008

Operating expenses before depreciation	$22,614	$21,070

For year ended December 31, 2009, Southern Bella’s operating expenses were 7.33% higher than expenses for year ended December 31, 2008. This is due to a increase of 9.99% in professional fees from $20,500 in 2008, to $22,548 in 2009.  We believe the professional fees will remain at a constant level in the future.

Accordingly, Southern Bella had the following total operating expenses and net operating income (loss) before other income (expense):

	December 31, 2009	December 31, 2008

Total expenses	$22,614	$21,070

Net operating income (loss)	$(22,614)	$(21,070)

There was an $22,614 operating loss for year ended December 31, 2009, and a $21,070 operating loss for year ended December 31, 2008.

	December 31, 2009	December 31, 2008

Net loss from Dupree discontinued operations	-	$(22,767)

Impairment of intangible asset related to Dupree business unit	-	$(50,180)

There was an impairment of the customer list of Dupree of $50,180 in 2008.  These are due to Harriet Dupree Bradley acquiring the assets of Dupree on July 1, 2008.

Liquidity and Capital Resources

We do not have any material commitments for capital during 2010.  Due to the uncertainties involved, our auditors have included a going concern paragraph in their opinion on our audited financial statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOUTHERN BELLA, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Audited Financial Statements:

Report of Independent Registered Public Accounting Firm	8

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	9

Consolidated Statements of Operations for the years ended December 31, 2009 and December 31, 2008 and the period from July 1, 2008 (re-entering the development stage) through December 31, 2009	10

Consolidated Statements of Changes in Stockholders’ Equity for the period of January 1, 2008 through December 31, 2009	11

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008 and the period from July 1, 2008 (re-entering the development stage) through December 31, 2009	12

Notes to Audited Consolidated Financial Statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern Bella, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Southern Bella, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the twelve month periods then ended and the period from re-entry to the development stage (July 1, 2008) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Bella, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 12, 2010

SOUTHERN BELLA, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND DECEMBER 31, 2008 (Development Stage Company)

ASSETS	December 31,	December 31,
	2009	2008
CURRENT ASSETS
Cash	$82	$8,148

Total current assets	82	8,148

TOTAL ASSETS	$82	$8,148

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$12,798	$-
Total current liabilities	$12, 798	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares
authorized, 8,666,667 shares issued and outstanding at
December 31, 2009 and December 31, 2008, respectively	9	9
Additional paid in capital	211,366	209,616
Accumulated deficit prior to re-entering development stage	(180,407)	(180,407)
Accumulated deficit during development stage	(43,684)	(21,070)
Total stockholders' equity (deficit)	(12,716)	8,148

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$82	$8,148
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008
AND THE PERIOD FROM JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2009
(Development Stage Company)

	FOR THE YEAR ENDED DECEMBER 31,		JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) THROUGH
			2009

REVENUE	$-	$-	-
COST OF REVENUES	-	-	-

OPERATING EXPENSES
Professional fees	9,750	20,500	30,250
General and administrative	12,864	570	13,434
Total operating expenses	22,614	21,070	43,684
NET LOSS FROM CONTINUING OPERATIONS	(22,614)	(21,070)	(43,684)

DISCONTINUED OPERATIONS
Net income from Dupree discontinued operations	-	(22,767)	(22,767)
Impairment of intangible asset related to Dupree business unit		(50,180)	(50,180)
NET (LOSS) FROM DISCONTINUED OPERATIONS	-	(72,947)
NET INCOME (LOSS)	$(22,614)	$(94,017)	$(116,631)
BASIC AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
BASIC AND DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	8,666,667
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD JANUARY 1, 2008 THROUGH DECEMBER 31, 2009 (Development Stage Company)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Deficit During Development Stage	Total
	Shares	Amount
Balance – January 1, 2008	8,666,667	$9	$179,991	$(107,460)	$-	$72,540
Gain from sale of discontinued operations to related party	-	-	29,625	-	-	29,625
Net loss from continuing operations	-	-	-	-	(21,070)	(21,070)
Net loss from discontinued operations	-	-	-	(72,947)	-	(72,947)
Balance – December 31, 2008	8,666,667	9	209,616	(180,407)	(21,070)	8,148
Net loss from continuing operations	-	-	-	-	(22,614)	(22,614)
Capital contributed	-	-	1,750	-	-	1,750
Balance – December 31, 2009	8,666,667	$9	$211,366	$(180,407)	$(43,684)	$(12,716)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD
FROM JULY 1, 2008 (INCEPTION) THROUGH DECEMBER 31, 2009
(Development Stage Company)

	FOR THE YEAR ENDED DECEMBER 31,		JULY 2, 2008 (RE-ENTERING DEVELOPMENT STAGE) THROUGH DECEMBER 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(22,614)	$(21,070)	$(43,684)

Change in assets and liabilities
Increase in accounts payable	12,798	-	12,798
Decrease in prepaid expenses	-	1,314	-
Net cash used in operating activities	(9,816)	(19,756)	(30,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	1,750	-	1,750
Net cash provided by financing activities	1,750	-	1,750

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	7,579	3,483

NET INCREASE IN CASH AND CASH EQUIVALENTS	(8,066)	(12,177)	(25,653)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,148	20,325	25,735

CASH AND CASH EQUIVALENTS – END OF PERIOD	$82	$8,148	$82

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH ACTIVITIES
Non-cash sale of assets to related party	$-	$29,626	-

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.

(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

On February 22, 2007, Southern Bella, Inc. (the “Company”) was incorporated in the State of Delaware.  On March 1, 2007 the Company executed a Share Purchase Agreement whereby the Company acquired 100% of the outstanding shares of Dupree Catering, Inc., (“Dupree”) a corporation incorporated in the State of Kentucky on October 28, 1991.

Dupree was formed to provide catering services to individuals, corporations and foundations.  They provide catering services for corporate events and parties, weddings, fundraising events for foundations and kosher style events including bar and bat mitzvahs.

The transaction is treated as an acquisition under the purchase method of accounting.  The new management of the Company will maintain control of the operations of Dupree, and thus the transaction is treated as a purchase under FASB standards.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at December 31, 2009 and 2008.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. The Company receives approximately 99% of its sales through credit card payments prior to shipment. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 31, 2009 and 2008, no allowance for doubtful accounts is required.

Revenue Recognition

The Company generates revenue from the sales of their products as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

In accordance with the above criteria, the Company generally recognizes the revenue upon completion of the event being catered.

For the twelve months ended December 31, 2009 and 2008, the Company had zero and one major customer that represented approximately 0% and 11% of the Company’s sales, respectively.

For the twelve months ended December 31, 2009 and 2008 the Company had zero and two major vendors that represented approximately 0% and 65% of the Company’s food and beverage purchases, respectively.

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260l that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended December 31, 2009 and 2008, there were no common stock equivalents.

For the year ended December 31, 2009, there were no potentially dilutive securities outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, formerly SFAS 165, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered a loss from continuing operations of $22,614 for the period ending December 31, 2009, and has an accumulated deficit of $224,091 at December 31, 2009. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 4 – LINE OF CREDIT

Southern Bella had a revolving line of credit that is secured by the personal guarantee of certain stockholders.  The line of credit had a maximum borrowing amount of $75,000, an interest rate of prime, (5.25% at June 30, 2008) and a balance due of $0 at December 31, 2008.  The line of credit was transferred on July 1, 2008 when Southern Bella sold Dupree’s assets to Harriet Bradley Dupree.

NOTE 5 – CUSTOMER LISTS

During March 2008 management reassessed the future cash flow and concluded that the prior expectations do not appear to be obtainable.  Due to the sale of Dupree’s assets on July 1, 2008, Southern Bella’s customer lists hold no value. This updated analysis resulted in management’s decision to impair intangible assets totally, as of December 31, 2008, resulting in impairment losses of $50,180 during the twelve months ended December 31, 2008.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

The president contributed $1,750 to capital in December of 2009.

The Company has issued no options or warrants since inception.

NOTE 7 – PROVISION FOR INCOME TAXES

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

As of December 31, 2009 and 2008, there is no provision for income taxes, current or deferred.

	December 31,
	2009	2008
Deferred tax asset	$78,432	$70,517
Valuation allowance	(78,432)	(70,517)

	$-	$-

At December 31, 2009, the Company had net operating loss carryforward in the approximate amount of $224,000, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - FAIR VALUE ACCOUNTING

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2
               Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3
               Inputs that are both significant to the fair value measurement and   unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 9 –DISCONTINUED OPERATIONS

In an effort to secure additional capital, Southern Bella began actively seeking a purchaser for the assets of Dupree, a company owned 100% by Southern Bella.  On July 1, 2008, the Company entered into a Bill of Sale with Harriet Dupree Bradley for the acquisition of these assets.  The transaction was for the assets of Dupree with a cost of $13,407 and accumulated depreciation of $5,805, which left a net book value of $7,602, In addition, Southern Bella received the line of credit of $27,000 and its accrued interest of $461 was forgiven, a shareholder loan to Bradley of $10,000 along with accrued interest of $1,239 was forgiven, and other payables of $127 were forgiven, for a total benefit received by Southern Bella of $38,827.  Southern Bella had transferred $1,600 of cash to Dupree, which was also forgiven. The result is a net gain on the sale of assets from the Company to Bradley of $29,625

The following table shows the income statement impact of discontinued operations.

	December 31, 2009	December 31, 2008
Net loss from Dupree discontinued operations	-	$(22,767)

Impairment of intangible asset related to Dupree business unit	-	$(50,180)

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. There are no reporting subsequent events requiring disclosure.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Ms. Viola J. Heitz, age 57, has been our Chief Executive Officer and Director since March 1, 2007.  Ms. Heitz earned a Bachelor of Science degree from West Virginia University and an Master of Arts degree from Eastern Kentucky University. She taught high school English in public and private schools for 18 years.  In 2000, she left her career in education to focus on traveling, volunteering on the local and international level, and working on a free-lance basis.  From November 1, 2002, through December 1, 2004, Ms. Heitz was the president of Mega Machinery Movers, the only minority-owned industrial moving company in Kentucky.  Ms. Heitz was also employed by the Multi-Specialty Foundation, an international medical organization, from November, 2004, through June, 2005.  She organized its annual educational conference at the Bellagio Hotel in Las Vegas in 2006.  Ms. Heitz has served on the Board of Directors for Habitat for Humanity, the Lexington Philharmonic Guild, and the McConnell’s Springs Foundation.  She has built houses for Habitat for Humanity in Mexico, Costa Rica, New Zealand, South Africa, Mongolia, and Cambodia.  Ms. Heitz devotes 30% of her time to our business and the remaining 70% of her time to family matters and public service.

Mr. Terry Riggleman, age 60, has been our Secretary and Director since March 1, 2007.  Since November, 2002, Terry Riggleman has been the customer service manager for the Valley Gas and Oil Company in Moorefield, West Virginia.  From 1970 to June, 2001, he was the manager of Arc Welders in Baltimore, Maryland.  Mr. Riggleman devotes 2% of his time to our business.

Family Relationships

Terry Riggleman is the brother of Viola J. Heitz.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Based on our records and other information, we believe that in 2009 our directors, executive officers and shareholders owning 10% or more of the common stock of Southern Bella, Inc. met all applicable SEC filing requirements.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 25, 2010, by:  (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our executive officers and directors as a group.

Names and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percent
Viola J. Heitz	8,166,667	94%
Terry Riggleman	-	-
All Directors and named Executive Officers as a group [2 persons]	8,166,667	94%

The table above is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholders named in the table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Except as set forth above, applicable percentages are based upon 8,166,667 shares of common stock outstanding as of February 25, 2010.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit

For fiscal year end December 31, 2009:  $9,750 (payable to M&K CPAS, PLLC).

For fiscal year end December 31, 2008:  $14,500 (payable to M&K CPAS, PLLC).

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description

(2)	Share Purchase Agreement*

(3)	(i) Articles of Incorporation *

(ii) Bylaws *

(10)	(i) Lease Agreement with Harriet Dupree Bradley*

(ii) Consulting Agreement with Harriet Dupree Bradley dated March 1, 2007*

(iii) Consulting Agreement with Harriet Dupree Bradley dated August 29, 2007*

(14)	Code of Ethics

(21)	Subsidiaries of Registrant

(31)	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of2002

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*  Incorporated herein by reference from Southern Bella Inc.’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Bella, Inc.

Date: March 23, 2010	By:	/s/ Viola Heitz
Name: Viola Heitz
Title:President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2010	By:	/s/ Viola Heitz
Name: Viola Heitz
Title:President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Date: March 23, 2010	By:	/s/ Terry Riggleman
Name: Terry Riggleman
Title: Director