Form 10-Q
period 2010-03-31
SOUTHERN BELLA INC
filed 2010-05-17
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-142516

SOUTHERN BELLA, INC.
(Name of small business issuer in its charter)

Delaware	20-8602410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 Castlegate Court Lexington, Kentucky	40502
(Address of principal executive offices)	(Zip code)

Issuer's telephone number:  (859) 268-6264

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 8,666,667 shares outstanding as of May 14, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Southern Bella, Inc. (“Southern Bella” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2009, previously filed with the Commission, which are included in the Company's Annual Report filed on Form 10-K.

SOUTHERN BELLA, INC.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements:	Page(s)

Unaudited Balance Sheets as of March 31, 2010 and December 31, 2009	2

Unaudited Statements of Operations for the three months ended March 31, 2010 and 2009, and for the period from July 1, 2008 (re-entry to development stage) through March 31, 2010.	3

Unaudited Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and the period from July 1, 2008 (re-entry to development stage) through March 31, 2010	4

Unaudited Notes to Financial Statements	5

SOUTHERN BELLA, INC. CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 AND DECEMBER 31, 2009 (DEVELOPMENT STAGE COMPANY)

ASSETS	March 31, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash	$82	$82

Total current assets	82	82

TOTAL ASSETS	$82	$82

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$12,798	$12,798
Total current liabilities	12,798	12,798

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	9	9
Additional paid in capital	213,366	211,366
Accumulated deficit prior to re-entering development stage	(180,407)	(180,407)
Accumulated deficit during development stage	(45,684)	(43,684)
Total stockholders’ equity	(12,716)	(12,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82	$82

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND THE PERIOD FROM JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) THROUGH MARCH 31, 2010
(DEVELOPMENT STAGE COMPANY)

	THREE MONTHS ENDED MARCH 31,		DEVELOPMENT STAGE JULY 1, 2008 THROUGH
	2010 (Unaudited)	2009 (Unaudited)	MARCH 31, 2010 (Unaudited)
REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

OPERATING EXPENSES
Professional fees	2,000	4,500	32,250
General and administrative	0	10	13,434
Total operating expenses	2,000	4,510	45,684

NET LOSS FROM CONTINUING OPERATIONS	(2,000)	(4,510)	(45,684)

DISCONTINUED OPERATIONS (Note 4)
Net income (loss) from Dupree discontinued operations	-	-	(22,767)
Impairment of intangible asset related to Dupree business unit	-	-	(50,180)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	(72,947)
NET INCOME (LOSS)	$(2,000)	$(4,510)	$(118,631)
BASIC AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
BASIC AND DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	8,666,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC. CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS JANUARY 1, 2010 THROUGH MARCH 31, 2010 AND JULY 1, 2008 THROUGH MARCH 31, 2010 (DEVELOPMENT STAGE COMPANY)

	THREE MONTHS ENDED MARCH 31,		DEVELOPMENT STAGE JULY 1, 2008 THROUGH
	2010	2009	MARCH 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,000)	$(4,510)	$45,684

Change in assets and liabilities
Increase in accounts payable	-	2,500	12,798

Net cash used in operating activities	(2,000)	(2,010)	(32,886)

CASH FLOWS FROM FINANCING ACTIVITIES: Capital Contribution	2,000	-	3,750
Net cash provided by financing activities	2,000	-	3,750
NET CASH PROVIDED BY DISCONTINUED OPERATIONS:	-	-	3,483
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	(2,010)	(25,653)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	82	8,148	25,735
CASH AND CASH EQUIVALENTS – END OF PERIOD	$82	$6,138	$82

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements of Southern Bella, Inc. (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

NOTE 2 – RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Adopted

Effective January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the financial statements.

Issued

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the financial statements.

SOUTHERN BELLA, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered a loss from continuing operations of $2,000 for the period ending March 31, 2010, and has an accumulated deficit of $226,091 at March 31, 2010. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company was incorporated with 1,000,000,000 shares of common stock at $0.000001 par value and 20,000,000 shares of preferred stock at $0.000001 par value. On February 22, 2007, the Company issued 8,166,667 shares of common stock for $122,500 to its founder.

The Company has also issued an additional 500,000 shares of common stock at $.10 for $50,000 as part of a private placement from March through April 2007

The Company issued no shares of common or preferred stock during 2009, 2008 or the first quarter of 2010.

The Company has issued no options or warrants since inception.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 1, 2010 the president contributed $2,000 to capital to pay operating expenses.

NOTE 6 – FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures ,” as of April 1, 2009, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

SOUTHERN BELLA, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Level 1. Observable inputs such as quoted market prices in active markets.

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of March 31, 2010, and as such, had no assets or liabilities that fell into the tiers described above.

The Company’s cash and cash equivalents, and accrued liabilities fair values approximates their carrying amounts due to their current maturities as of March 31, 2010.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

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

Three Months Ended March 31, 2010 and March 31, 2009

Set forth below is an analysis of the unaudited proforma statement financial condition and results of operation of Southern Bella for the three month period ended March 31, 2010 compared to the same period ended March 31, 2009.

	March 31, 2010	March 31, 2009

Operating expenses	$2,000	$4,500

For three month period ended March 31, 2010, Southern Bella’s operating expenses were 56% lower than expenses for the same period ended March 31, 2009. This is a result of a decrease in professional fees from $4,500 to $2,000 and a decrease in general and administrative expenses from $10 to $0.

There were no operations from Dupree for the three month period ending March 31, 2010.

Accordingly, Southern Bella had the following net (loss):

	March 31, 2010	March 31, 2009

Net (loss)	$2,000	$4,510

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

The Company suffered a loss of $2,000 for the period ending March 31, 2010, and has an accumulated deficit prior to entering into the development stage of $180,407, and an accumulated deficit during the development stage of $45,684.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of March 31, 2010, we did not maintain effective controls over financial statement disclosure.  In addition, we lack sufficient accounting staff and the performance of the principal accounting functions by one officer. Our chief executive officer also serves as our chief financial officer.  All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended March 31, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 1A.  RISK FACTORS

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.  (REMOVED AND RESERVED)

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

Southern Bella, Inc. (Registrant)

Date: May 14, 2010	By:	/s/ Viola Heitz
Viola Heitz, President,
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director