Form 10-Q
period 2010-06-30
SOUTHERN BELLA INC
filed 2010-08-02
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 8,666,667 shares outstanding as of July 27, 2010.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUTMARKET RISK………..
Item 4.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Item 1A.	RISK FACTORS
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS……
Item 3.	DEFAULTS UPON SENIOR SECURITIES.
Item 4.	(REMOVED AND RESERVED).
Item 5.	Other Information.
Item 6.	EXHIBITS

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

SOUTHERN BELLA, INC.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements:

Page(s)
Unaudited Balance Sheets as of June 30, 2010 and December 31, 2009

Unaudited Statement of Operations for the three and six months ended June 30, 2010 and 2009, and the period from July 1, 2008 (re-entry to development stage) through June 30, 2010.

Unaudited Statement of Cash Flows for the six months ended June 30, 2010 and 2009 and the period from July 1, 2008 (re-entry to development stage) through June 30, 2010

Unaudited Notes to Financial Statements

SOUTHERN BELLA, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(DEVELOPMENT STAGE COMPANY)

ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash	$22	$82
Total current assets	22	82

TOTAL ASSETS	$22	$82

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$12,798	$12,798
Total current liabilities	12,798	12,798

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	9	9
Additional paid in capital	211,366	211,366
Accumulated deficit prior to re-entering development stage	(180,407)	(180,407)
Accumulated deficit during development stage	(43,744)	(43,684)
Total stockholders’ deficit	(12,776)	(12,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22	$82

The accompanying notes are an integral part of these unaudited consolidated financial statements

SOUTHERN BELLA, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND THE PERIOD FROM JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) THROUGH JUNE 30, 2010
(DEVELOPMENT STAGE COMPANY)

	SIX MONTHS ENDED JUNE 30, 2010	SIX MONTHS ENDED JUNE 30, 2009	THREE MONTHS ENDED JUNE 30, 2010	THREE MONTHS ENDED JUNE 30, 2009	DEVELOPMENT STAGE JULY 1, 2008 THROUGH June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

OPERATING EXPENSES
Professional fees	2,000	6,500	-	2,000	32,250
General and administrative	60	56	60	46	13,494
Total operating expenses	2,060	6,556	60	2,046	45,744

NET LOSS FROM CONTINUING OPERATIONS	(2,060)	(6,556)	(60)	(2,046)	(45,744)

DISCONTINUED OPERATIONS
Net income (loss) from Dupree discontinued operations	-	-	-	-	(22,767)
Impairment of intangible asset related to Dupree business unit	-	-	-	-	(50,180)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-	(72,947)
NET INCOME (LOSS)	$(2,060)	$(6,556)	(60)	$(2,046)	(118,691)
BASIC AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	8,666,667	8,666,667	8,666,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND THE PERIOD FROM JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) THROUGH JUNE 30, 2010
 (DEVELOPMENT STAGE COMPANY)

	SIX MONTHS ENDED JUNE 30, 2010 (unaudited)	SIX MONTHS ENDED JUNE 30, 2009 (unaudited)	DEVELOPMENT STAGE JULY 1, 2008 THROUGH JUNE 30, 2010 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,060)	$(6,556)	$45,744

Change in assets and liabilities
(Increase)/ Decrease in accrued liabilities	-	-	12,798
Net cash used in operating activities	(2,060)	(6,556)	(32,946)

CASH FLOWS FROM FINANCING ACTIVITIES: Capital Contribution	2,000	-	3,750
Net cash provided by financing activities	2,000	-	3,750
NET CASH PROVIDED BY DISCONTINUED OPERATIONS:	-	-	3,483
NET DECREASE IN CASH AND CASH EQUIVALENTS	(60)	(6,556)	(27,713)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	82	8,148	25,735
CASH AND CASH EQUIVALENTS – END OF PERIOD	$22	$1,592	$22

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.