Form 10-Q
period 2010-09-30
SOUTHERN BELLA INC
filed 2010-11-03
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

Class – Common Stock, 8,666,667 shares outstanding as of November 1, 2010.

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

SOUTHERN BELLA, INC.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements:

Page(s)
Unaudited Balance Sheets as of September 30, 2010 and December 31, 2009	2

Unaudited Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and the period from July 1, 2008 (re-entry to development stage) through September 30, 2010.	3

Unaudited Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period from July 1, 2008 (re-entry to development stage) through September 30, 2010	4

Unaudited Notes to Financial Statements	5

SOUTHERN BELLA, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(DEVELOPMENT STAGE COMPANY)

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash	$22	$82
Total current assets	22	82

TOTAL ASSETS	$22	$82

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$12,798	$12,798
Total current liabilities	12,798	12,798

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 shares issued and outstanding at September 30, 2010, and December 31, 2009, respectively	9	9
Additional paid in capital	213,366	211,366
Accumulated deficit prior to re-entering development stage	(180,407)	(180,407)
Accumulated deficit during development stage	(45,744)	(43,684)
Total stockholders’ deficit	(12,776)	(12,716)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22	$82

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND THE PERIOD FROM JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010
(DEVELOPMENT STAGE COMPANY)

	NINE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,	THREE MONTHS ENDED SEPTEMBER 30,	THREE MONTHS ENDED SEPTEMBER 30,	DEVELOPMENT STAGE JULY 1, 2008 THROUGH September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)
REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

OPERATING EXPENSES
Professional fees	2,000	8,000	-	1,500	32,250
General and administrative	60	66	60	10	13,494
Total operating expenses	2,060	8,066	60	1,500	45,744

NET LOSS FROM CONTINUING OPERATIONS	(2,060)	(8,066)	(60)	(1,510)	(45,744)

DISCONTINUED OPERATIONS
Net income (loss) from Dupree discontinued operations	-	-	-	-	(22,767)
Impairment of intangible asset related to Dupree business unit	-	-	-	-	(50,180)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-	(72,947)
NET INCOME (LOSS)	$(2,060)	$(8,066)	$(60)	$(1,510)	(118,691)
BASIC AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	8,666,667	8,666,667	8,666,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUTHERN BELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND THE PERIOD FROM JULY 1, 2008 (RE-ENTERING DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010
 (DEVELOPMENT STAGE COMPANY)

	NINE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)	NINE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)	DEVELOPMENT STAGE JULY 1, 2008 THROUGH SEPTEMBER 30, 2010 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,060)	$(8,066)	$45,744

Change in assets and liabilities
(Increase)/ Decrease in accrued liabilities	-	-	12,798
Net cash used in operating activities	(2,060)	(8,066)	(32,946)

CASH FLOWS FROM FINANCING ACTIVITIES: Capital Contribution	2,000	-	3,750
Net cash provided by financing activities	2,000	-	3,750
NET CASH PROVIDED BY DISCONTINUED OPERATIONS:	-	-	3,483
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60)	(8,066)	(27,713)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	82	8,148	25,735
CASH AND CASH EQUIVALENTS – END OF PERIOD	$22	$82	$22

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Southern Bella, Inc. (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered a loss from continuing operations of $2,060 for the nine month period ending September 30, 2010, and has an accumulated deficit of $226,151 at September 30, 2010. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was incorporated with 1,000,000,000 shares of common stock at $0.000001 par value and 20,000,000 shares of preferred stock at $0.000001 par value. On February 22, 2007, the Company issued 8,166,667 shares of common stock for $122,500 to its founder.

The Company has also issued an additional 500,000 shares of common stock at $.10 for $50,000 as part of a private placement from March through April 2007

The Company issued no shares of common or preferred stock during 2009, 2008 or the nine month period ended September 30, 2010.

The Company has issued no options or warrants since inception.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 1, 2010 the president contributed $2,000 to capital.

NOTE 6 – FAIR VALUE MEASURMENTS

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

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of September 30, 2010, and as such, had no assets or liabilities that fell into the tiers described above.

The Company’s cash and cash equivalents, and accrued liabilities fair values approximates their carrying amounts due to their current maturities as of September 30, 2010.

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

Three Months Ended September 30, 2010 and September 30, 2009

Set forth below is an analysis of the unaudited statement financial condition and results of operation of Southern Bella for the three month period ended September 30, 2010 compared to the same period ended September 30, 2009.

	September 30, 2010	September 30, 2009

Operating expenses	$0	$1,510

For three month period ended September 30, 2010, Southern Bella’s operating expenses were 100% lower than expenses for the same period ended September 30, 2009. This is a result of a decrease in professional fees from $1,500 to zero and a slight decrease in the general and administrative expenses from $10 to $0.

There were no operations from Dupree for the three month period ending September 30, 2010 or 2009.

Accordingly, Southern Bella had the following net (loss):

	September 30, 2010	September 30, 2009

Net (loss)	$0	$1,510

Nine Months Ended September 30, 2010 and September 30, 2009

Set forth below is an analysis of the unaudited statement financial condition and results of operation of Southern Bella for the nine month period ended September 30, 2010 compared to the same period ended September 30, 2009.

	September 30, 2010	September 30, 2009

Operating expenses	$2,060	$8,066

For nine month period ended September 30, 2010, Southern Bella’s operating expenses were 74% lower than expenses for the same period ended September 30, 2009. This is a result of a decrease in professional fees from $8,000 to $2,000 and a slight decrease in general and administrative expenses from $80 to $60.

There were no operations from Dupree for the nine month period ending September 30, 2010.

Accordingly, Southern Bella had the following net (loss):

	September 30, 2010	September 30, 2009

Net (loss)	$2,060	$8,066

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

The Company suffered a loss of $2,060 for the period ending September 30, 2010, and has an accumulated deficit prior to entering into the development stage of $180,407, and an accumulated deficit during the development stage of $45,744.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), of the effectiveness of the Company's disclosure controls and procedures as of  September 30, 2010.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of September 30, 2010, we did not maintain effective controls over financial statement disclosure.  In addition, we lack sufficient accounting staff and the performance of the principal accounting functions by one officer. Our chief executive officer also serves as our chief financial officer.  All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended September 30, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION.

None

Item 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

(2)	(i)	Share Purchase Agreement(1)

	(ii)	Bill of Sale dated July 1, 2008(2)

(3)	(i)	Articles of Incorporation(1)

	(ii)	Bylaws(1)

(10)	(i)	Lease Agreement with Harriet Dupree Bradley(1)

	(ii)	Consulting Agreement with Harriet Dupree Bradley dated March 1, 2007(1)

	(iii)	Consulting Agreement with Harriet Dupree Bradley dated August 29, 2007(1)

(31)		Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

(32)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from Southern Bella Inc.’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.

(2)	Incorporated herein by reference from Southern Bella Inc.’s Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on August 11, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Bella, Inc.
(Registrant)

Date: November 1, 2010	By:	/s/ Viola Heitz
Viola Heitz, President,
Chief Executive Officer,
Principal Financial Officer, Principal Accounting Officer and Director