Form 10-K
period 2010-12-31
SOUTHERN BELLA INC
filed 2011-04-14
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20429

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

Commission file number: 333-142516

 Southern Bella, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	333-142516	20-8602410
(State or other jurisdiction of	(Commission	(IRS Employer
incorporation or organization)	File Number)	Identification No.)

222  E. Jones Ave.
Wake Forest, NC 27587
 (Address of Principal Executive Offices)

(919) 649-3587
(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities to be registered under Section 12(g) of the Exchange Act:
Common stock, par value $0.000001 per share:

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   ☐ Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K are contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2010, was approximately $50,000.  The value is based on the sales price of the registered common stock sold in 2007.  There have been no sales of the common stock since the initial purchase by the non-affiliates in the registered offering.  For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on April 13, 2011, was 8,666,667.

DOCUMENTS INCORPORATED BY REFERENCE

None

SOUTHERN BELLA, INC.

FORM 10-K

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

On  December 17, 2010 (the “Closing”), Southern Bella, Inc., a Delaware corporation (“Southern Bella” or the “Registrant”), closed a reverse take-over transaction by which it acquired a private entertainment company which specializes in the creation, production and distribution of content.  Pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between the Registrant and Uptone Pictures, Inc., a company incorporated in North Carolina (“Uptone”), Viola J. Heitz, shareholder of Southern Bella, and Wendi Davis, sole shareholder of Uptone, the Registrant acquired 100% of Uptone’s issued and outstanding common stock.

Prior to the reverse take-over under the Exchange Agreement (“Exchange Transaction”), we were a public reporting “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result of the reverse take-over transaction, Wendi Davis, sole shareholder of Uptone, became our controlling shareholder and Uptone became our wholly-owned subsidiary, and we acquired the business and operations of Uptone.

Under the Exchange Agreement, the Registrant completed the acquisition of all of the issued and outstanding shares of Uptone through the issuance of 8,166,667 restricted shares of Common Stock to Wendi Davis, sole shareholder of Uptone.  Immediately prior to the Exchange Agreement transaction, the Registrant had 8,666,667 shares of Common Stock issued and outstanding, of which 8,166,667 shares of Common Stock are owned by Viola J. Heitz, which 8,166,667 shares were cancelled immediately prior to the Closing pursuant to the Exchange Agreement.  Immediately after the issuance of the shares to Wendi Davis, sole shareholder of Uptone, the Registrant had 8,666,667 shares of Common Stock issued and outstanding.

In connection with the Exchange Transaction, and as more fully described in Item 5.02 below, Viola J. Heitz and Wendi Davis, the Registrant’s executive officers immediately prior to the Exchange Transaction, resigned, and the Michael Davis became our President, CFO, CEO and Wendi Davis became our Secretary. Additionally, Ms. Heitz and Mr. Riggleman, who were also the Registrant’s directors immediately prior to the Exchange Transaction, resigned from the Registrant’s board of directors, and Mr. Davis and Mrs. Davis were appointed to the Registrant’s board of directors, effective at Closing.

Uptone is an entertainment company, which specializes in the creation, production and distribution of content.  Uptone was incorporated in North Carolina on March 27, 2006.  Our address is 222  E. Jones Ave, Wake Forest, NC  27587.  Telephone:  (919) 649-3587

Except as otherwise indicated by the context, references to “we”, “us” or “our” hereinafter in this Form 8-K are to the consolidated business of Uptone, except that references to “our common stock”, “our shares of common stock” or “our capital stock” or similar terms shall refer to the common stock of the Registrant.

Business

Uptone is an entertainment company which specializes in the creation, production and distribution of content. Uptone has developed a number of entertainment products which include:

•	National Television shows

•	Docu-dramas

•	Music Videos

•	Feature Films

•	Specialty content for various other electronic platforms

Create

At Uptone, we understand the importance of the creative process.  We work with clients to help them produce their true vision of a project through a collaboration in the creative process.

Write

Before it gets to the screen, a project must first get on the page.  Uptone knows the significance of having a general idea first fleshed out and written before it can be fully realized and put in front of the camera.  We assist in the multiple steps of the writing process and employ our skills and ideas in seeing that the client’s original ideas be completely realized to their satisfaction.

Produce

All Uptone programs are shot in true High-Definition with our post production being performed on the latest version of Final Cut Pro software with the assistance of the latest in Adobe’s Master Suite.

Uptone uses Redrockmicro’s complete 35mm film process using the new M2 ENCORE, a product that enables digital video to achieve a remarkable "film style" footage.

Distribute

Perhaps the most important aspect other then production of content is getting that content to market or placed on a media platform such as traditional TV, mobile or DVD. That is why Uptone works with a variety of distributors to assure that its products have an outlet in place so that the product can get to the marketplace and reach the consumer.

In the past, we have worked with the following distributors:

•	Pureflix

•	Bema Direct

•	Red Planet

•	7 Worldwide, an affiliate

Media Services

Uptone provides media services to 7 Worldwide Inc.  If  7 Worldwide needs a video or television program or any sort of visual product produced they generally use Uptone.  There is no written agreement between the parties.  7 worldwide is a global ad agency which has relationships with TV stations and networks on a worldwide business that have a full media buying service where it can negotiate the rates possible on stations, networks and broadband outlets for projects such as a national syndicated program or a new ad campaign.

Project Portfolio

Projects we have worked on include the following:

·
Christmas Memories - Holiday Christmas Special that takes the viewer a stroll down memory lane. Featuring great music by Brian Hardin and special guests like Bryan Duncan, Jill Parr, Jon Batson and Lee Cameron and many others.

·
 Power To Change - a 13 episode series filmed in various parts of the world. The series highlights the acts of people from various cultures and backgrounds who have changed the community or area in which they are from.

·
Movie Review TV Show - 52 x 30 min. episodes - This weekly television is a movie and DVD review TV Show that does not spoon feed the viewer but rather challenges the viewer to dig and analyze the true meaning of the story they are watching.

·	The Nate Gray Show -13 x 30 min. - The Nate Gray show is the wacky adventures of Nate and his friends. They are always looking for ways to do wild, crazy and stupid things.

These are various past projects which we have produced and in some cases are still in syndication today on various outlets both in the U.S. markets as well as international:

·
About Your House - 26x 30 min. episodes - Home Improvement show which is hosted by one of America's top home improvement experts- Bob Yapp. The show explores how to restore, remodel and build one house as well as common "Honey Do lists.” Each episode is practical and fun.

·
Butterfly Kisses - "Butterfly Kisses: A Musical Tribute To Dads" is a television special honoring fathers and the special role they play in keeping our families and nation strong. Featuring Bob Carlisle, artist and creator of the hit song "Butterfly Kisses" the special explores the relationships between celebrities and their fathers, as well as an inside view of celebrity fathers and their children.

·
Cooking Healthy: With the Family in Mind - 26 x 30 min. episodes - Cooking Healthy with the family in mind is a series featuring best selling author Jonna Lund. The series originally aired on PBS nationally and is still in syndication in various parts of the country. The program focus on easy to cook, practical and cost effective recipes which anyone can make  and will find all the ingredients  at their local grocery store.

·
Chasing Utopia - 12 x 30 min. episodes - This series is about life issues in today's urban environments. It looks at our sexuality, gender issues, relevance, family, financial pressures and our image as human beings.

Acquisitions

The Company is also currently seeking the acquisition of, or merger with, an existing company. The Company reserves the right to complete a business combination with a company in any industry and in any geographic location.  The Company currently has no binding contracts, commitments or agreements any such acquisition, merger or other business combination.

Current Project

A Box for Rob

Our current project is making the film A Box for Rob.

In order to clarify their respective rights and obligations with respect to the Project, on March 21, 2011, Moving Box Entertainment, LLC, a North Carolina limited liability company (“MBE”); Garrett, LLC, its successors and assigns, a Kentucky limited liability company, Ian McKinnon, and Brad Miller, PO Box 487, Hamilton, Indiana 47642 (Garrett, LLC, Ian McKinnon, and Brad Miller collectively referred to as “Investors”), Andreas Wilckin, Jr. (“Wilcken”), Moving Box, Inc., a Delaware corporation (“Moving Box”) and Uptone Pictures, Inc. a North Carolina corporation (“UP”) [MBE, Investors, Wilckin, Moving Box and UP collectively referred to in this Agreement as the “Parties”] entered into a new Agreement among the Parties which provided the following:

1.  The Royalty Rights Agreement made and entered into this first day of June 2010, by and between MBE and the Investors and the amendment thereto dated January 13, 2011 are rescinded in their entirety and replaced by this Agreement.

2.  The Contractual Agreement executed on March 5, 2010 between MBE and UP and the amendment thereto dated January 13, 2011 are rescinded in their entirety and replaced by this Agreement.

3.  The promissory noted dated July 13, 2010 as amended on January 13, 2011 from Moving Box to Wilcken attached hereto as Exhibit A (the “Wilcken Note”) is assigned in its entirety to MBE, who assumes all liability thereon and releases Moving Box for any liability on the Wilcken Note.

4.  The receipt of the prior investment of Investors of $154,000.00 for use in the Project and the payment of said amount to UP is acknowledged by the Parties.  The receipt of all $110,200 under the Wilcken Note is acknowledged by the Parties.

5.  All Royalty Payments to Investors hereunder are owned and divided among the Investors, their heirs, executors, administrators, successors and assigns as follows:

Name and Address                                                     Contribution                                           Royalty Percentage Interest

GARRETT, LLC                                                           $25,000                                                     16.23%
3505 Castlegate Court
Lexington, Kentucky 40502

Ian McKinnon                                                             $104,000                                                   67.53%
#2302, 4801 Bonita Bay Boulevard
Bonita Springs, Florida 34134

Brad Miller                                                                   $25,000                                                     16.23%
PO Box 487
Hamilton, Indiana 47642

6. In connection with the Project, MBE agrees to:

•	Provide the cash resources based on budget for the production for the production of the film A BOX FOR ROB, which amount is $264,200.
•	Manage with UP “A BOX FOR ROB”

UP agrees to:

•	Deliver a completed project to MBE within the budget which means:
o	Edited
o	Color corrected
o	Music and SFX
o	Mastered
o	Ready for Distribution
•	Provide MBE with Marketing Materials
•	Provide MBE with a distribution strategy
•	Provide MBE with ways to maximize the exploitation of the motion picture “A BOX FOR ROB.”

7.  All Revenues from the Project shall be used, paid and/or distributed monthly or as otherwise determined by MBE as follows:

a. First to pay the Costs of the Project.

b. Second, to pay to Moving Box amounts equal to all costs and expenses paid or owing to non-affiliated third parties of becoming or remaining an SEC reporting company and maintaining its corporate existence under Delaware law, including legal, accounting, EDGAR fees, SEC filing fees, Delaware corporate fees and similar fees and expenses of third parties.

c. Third, to pay to the Investors a Royalty Payment in an amount equal to $154,000.

d. Fourth, to repay the Wilcken Note and any other amounts advanced to Moving Box or MBE by Wilcken, with all advances in addition to the amount of the Wilcken Note bearing interest and being payable as set forth in the Wilcken Note.  The original Wilcken Note and the subsequent amendment thereto are amended and restated in their entirety in Exhibit A to reflect the assignment of the Wilcken Note and to conform to the terms and conditions of this Agreement.

e. Fifth, all remaining amounts shall be distributed 40% to Investors as a Royalty Payment, 30% to MBE and 30% to UP.

8.  The following terms are defined for purposes of this Agreement as follows:

a. Content.  Any materials, products or assets relating to the Project which are or may be utilized or applied on any media platform and sold worldwide including, but not limited to, movies, DVDs, plays, soundtracks, storylines or screenplays, articles, adaptations, internet use or revenue, cell phone or mobile technologies or applications, books, games, articles or other written product, logos, images or taglines for use in merchandising, any form of merchandise, all rights, licenses, renewals, reissues and adaptations of the story or ideas relating to the movie or the Project in any media form, whether foreign or domestic, and including production or filming credits or incentives, recordings, and money received from any source, in any way related to “A Box For Rob” or concerning the Project during the term of this Agreement and including any and all reissues and releases.

b. Revenue.  All monies received by MBE from the worldwide sale, lease, license, release, distribution, syndication, theatrical release, theatrical and box office sales, residuals, renewals, reproductions in any format, pay-per-view, internet and mobile licensing fees or revenue, merchandising sales or licenses in any way related to the Content or Project.

c. Costs.  All out-of-pocket fees and expenses paid to non-affiliated third parties, but not to any Parties to this Agreement or their Affiliates, incurred by MBE for the manufacturing, distribution, syndication, sale, leasing or licensing of the Content, including third party distributor fees, manufacturing costs for DVD’s or other product, publication fees, and sales fees incurred by MBE and related to the manufacturing, distribution and syndication of the Content.  Costs shall not include any payments and/or distributions made to the Parties or their Affiliates for any reason under this Agreement and specifically shall not include any salaries to any of the Parties under this Agreement or their Affiliates.

d. Project.   The movie and development of other related media products and platforms and the, sale, lease, license, distribution, and syndication for profit.

9.  The term of the Agreement shall begin on the date of execution and shall continue for the full term of all applicable copyrights and trademarks, and all extensions and renewals thereof, concerning or in any way related to the Project or the Content, or for so long as the Project or Content produces any Revenue, whichever occurs last.

Based upon the Agreement, MBE, Investors, Wilckin, Moving Box and UP are all related parties.

The Movie is now in post production and is being edited and posting together video images with sound, sound effects, music colorization, mastering and polishing of the Movie. The movie is slatted to be done by the end of March 2011.  We are on schedule and are in discussions with several distribution companies. We have a meeting in Los Angeles with Distribution company on April 12, 2011; however, We currently have no binding contracts, agreements or commitments with any distributors for the Movie.

Our Customers

We have a wide range of customers, such as musicians and musical groups or bands, corporate clients, religious organizations and individuals and businesses who need video or film work done for music videos,  Corporate presentations, movies,  TV shows or TV commercials. And other types of applications such as the Web and Mobile platforms.

Our Sales and Marketing

We do some online marketing.  We use our TV shows to promote ourselves with graphic promotions.  We also use public and media relations about our awards and  projects to market our services.

Research and Development

The Registrant currently does not conduct any research and development.

Our Competition

Competition within the entertainment business with companies which specializes in the creation, production and distribution of content is intense. We compete with entertainment business companies such as Sony/BMG,  LionsGate, Paramount, as well as many other such companies. Our competitors also include the small and medium size companies from the same industry located throughout the U.S. and the world.  We are a small competitor in the industry and many of our competitors have larger financial, marketing and personnel resources than we do.

We compete with these companies based mainly upon the creation of content focusing mainly upon entertainment and focusing upon smaller scale productions.

Intellectual Properties and Licenses

We do not have any intellectual property.

Governmental Regulation

Our business is not subject to any specific government regulations.

Employees

We have three full time employees:

Administrative – 1
Other –2  Full time editor / camera man

We have three part time employees;

Administrative – 1
Other – 2; a Producer and a writer

We have no collective bargaining agreement with our employees. We consider our relationship with our employees to be excellent.

Environmental Matters

Our operations are not subject environmental regulations.

ITEM 1A.  RISK FACTORS

Not Applicable.
\
ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company conducts its operations from facilities located in Wake Forest, North Carolina.  This office is provided to the Company by its President for which the company recognizes expenses of $900 per month.  Rent expense for 2010 and 2009 was $10,800 and -0-, respectively.  $9,900 of the current year expense was paid by the President.

The following is a schedule of future lease payments as of December 31, 2010

YEAR	AMOUNT

2011	$10,800
2012	$5,400

It is adequate for our current needs.

We do not intend to renovate, improve, or develop properties.  We are not subject to competitive  conditions for  property  and currently  have  no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and  no policy with  respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock with $0.000001 par value. As of March 24, 2011, there were 8,666,667 shares of common stock issued and outstanding held by 43 shareholders of record.

Market Information

Our securities were qualified for quotation on the OTC Bulletin Board in February 2011 under the symbol “SRBL.”  There have been no trades in our securities.

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

Sales of Equity Securities/Purchases of Equity Securities

Under the Exchange Agreement, the Registrant completed the acquisition of all of the issued and outstanding shares of Uptone through the issuance of 8,166,667 restricted shares of Common Stock to Wendi Davis, sole shareholder of Uptone.  Immediately prior to the Exchange Agreement transaction, the Registrant had 8,666,667 shares of Common Stock issued and outstanding, of which 8,166,667 shares of Common Stock are owned by Viola J. Heitz, which 8,166,667 shares were cancelled immediately prior to the Closing pursuant to the Exchange Agreement.  Immediately after the issuance of the shares to Wendi Davis, sole shareholder of Uptone, the Registrant had 8,666,667 shares of Common Stock issued and outstanding.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.
•	Restrictive legends were and will be placed on all certificates issued as described above.
•	The distribution did not involve general solicitation or advertising.
•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.
•	Access to all material contracts and documents relating to our operations.
•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 8-K.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

The business we acquired in December 2010, Uptone Pictures, Inc., was incorporated in North Carolina on March 27, 2006.  Uptone, now Southern Bella, is an entertainment company which specializes in the creation, production and distribution of content.  It has developed a number of entertainment products which include:

•	National Television shows

•	Docu-dramas

•	Music Videos

•	Feature Films

•	Specialty content for various other electronic platforms

On April 20th 2010, we entered into a Production Agreement with Moving Box Entertainment LLC, a North Carolina limited liability company for the production of A Box For Rob, a Movie.

We have currently entered into an Agreement with various parties, including Moving Box Entertainment LLC, a North Carolina limited liability company for the production of the Movie as described in “Business” above.

Under the Agreement, Moving Box provided cash financing in the amount of $264,200.  Uptone provided in-kind services of at least $32,800 including but not limited to:

●	Deliver a completed project within the budget which means:
●	Edited
●	Color corrected
●	Music and SFX
●	Mastered
●	Ready for Distribution
●	Provide with Marketing Materials
●	Provide with a distribution strategy
●	Provide with ways to maximize the exploitation of the Movie

The Movie is now in post production and is being edited and posting together video images with sound, sound effects, music colorization, mastering and polishing of the Movie. The movie is slatted to be done by the end of March 2011.  We are on schedule and are in discussions with several distribution companies. We have a meeting in Los Angeles with Distribution company on April 12, 2011; however, We currently have no binding contracts, agreements or commitments with any distributors for the Movie.

Acquisitions

The Company is also currently seeking the acquisition of, or merger with, an existing company. The Company reserves the right to complete a business combination with a company in any industry and in any geographic location.  The Company currently has no binding contracts, commitments or agreements any such acquisition, merger or other business combination.

Results of Operations:

Years Ended December 31, 2010 and 2009:

Southern Bella had revenues of $268,545 for the year ended December 31, 2010 as compared with $205,834 for the year ended December 31, 2009.  The 30.5% increase of revenues was due to an increase in sales, production and post production work.

For the year ended December 31, 2010 our cost of revenues was $213,659 and for the same period in 2009 the cost of revenues was $447,857.  The 52.3% decrease in the cost of revenues was due reduced buying compared to years past due to declining economic conditions.  We also had spent money on equipment in previous years that we did not have to buy again this past year.

Our total operating expenses for the year ended December 31, 2010 were $213,020 as compared with $165,807 for the year ended December 31, 2009.  The 28.5% increase as we hired more people, we leased a larger space, we had several projects that required travel for the entire crew that we did not have in the previous year.

Accordingly, Southern Bella had a net loss of $158,088 for the year ended December 31, 2010 as compared to net loss of $407,830 for the year ended December 31, 2009.

Liquidity and Capital Resources

We generated net losses for the years ended December 31, 2010 and 2009 and had a deficit accumulated through December 31, 2010 of $638,434. We have provided for our cash requirements to date through revenues and cash on hand.

All our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $25,000 annually, will be funded as a loan from management, to the extent that funds are available to do so. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

We will need to secure a minimum of $10,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to go and stay public, which funds will be used for business development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding except potential loans from management as described above or any planned material acquisitions.

Our independent auditors have indicated in their audit report for the years ended December 31, 2010 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS
Southern Bella, Inc.

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern Bella, Inc.

We have audited the accompanying balance sheets of Southern Bella, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the twelve month periods ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Bella, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 14, 2011

SOUTHERN BELLA, INC.
BALANCE SHEETS
DECEMBER 31, 2010 AND DECEMBER 31, 2009

ASSETS	December 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash	$506	$3,912
Total current assets	506	3,912

TOTAL ASSETS	$506	$3,912

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$12,211	$-
Credit card payable	5,414	2,032
Deferred revenue	17,500	58,300
Accrued liabilities	12,798	-
Total current liabilities	47,923	60,332

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized, none issued and outstanding
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 and
8,166,667 shares issued and outstanding at December 31, 2010 and 2009, respectively	9	8
Additional paid in capital	591,008	423,918
Accumulated earnings (deficit)	(638,434)	(480,346)
Total stockholders' equity (deficit)	(47,417)	(56,420)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$506	$3,912

 The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
 STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2010	DECEMBER 31, 2009

REVENUE	$268,545	$205,834

COST OF REVENUES	213,659	447,857

OPERATING EXPENSES
Payroll expenses	55,423	59,632
Officers compensation	9,228	26,928
General and administrative	148,369	79,247
Total operating expenses	213,020	165,807

NET LOSS FROM OPERATIONS	(158,134)	(407,830)

OTHER INCOME
Internet sales	46	-
Total other income (expenses)	46	-

NET LOSS FOR THE YEAR	$(158,088)	$(407,830)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,185,845	8,166,667

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2010

	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Total

Balance - January 1, 2009	-	$-	8,166,667	$8	$48,192	$(72,516)	$(24,316)
Capital contribution		-		-	375,726	-	375,726
Net loss for the period	-	-		-	-	(407,830)	(407,830)

Balance - December 31, 2009	-	$-	8,166,667	$8	$423,918	$(480,346)	$(56,420)
Effect of reverse merger			500,000	1	(12,777)	-	(12,776)
Capital contribution					169,967		169,967
Donated rent					9,900		9,900
Net loss for the period						(158,088)	(158,088)

Balance - December 31, 2010	-	$-	8,666,667	$9	$591,008	$(638,434)	$(47,417)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
 STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	JANUARY 1, 2010	JANUARY 1, 2009
	THROUGH	THROUGH
	DECEMBER 31, 2010	DECEMBER 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(158,088)	$(407,830)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	9,900	-
Changes in operating assets and liabilities:
Increase or (decrease) in accounts payable	15,593	(397)
Increase or (decrease) in deferred revenue	(40,800)	28,550
Net cash used in operating activities	(173,395)	(379,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of reverse merger	22	-
Net cash provided by investing activities	22	-

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	169,967	375,726
Net cash provided by financing activities	169,967	375,726

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,406)	(3,951)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,912	7,863

CASH AND CASH EQUIVALENTS - END OF PERIOD	$506	$3,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

Southern Bella, Inc.
Notes to the Financial Statement

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Southern Bella, Inc. was incorporated in Delaware on February 22, 2007.

Uptone Pictures, Inc. was incorporated in North Carolina on March 27, 2006.  The company is an entertainment company, which specializes in the creation, production and distribution of content.

On December 17, 2010 (the “Closing”), Southern Bella, Inc., a Delaware corporation (“Southern Bella” or the “Registrant”), closed a reverse take-over transaction by which it acquired a private entertainment company which specializes in the creation, production and distribution of content. Pursuant to a Share Exchange Agreement (the“Exchange Agreement”) between the Registrant and Uptone Pictures, Inc., a company incorporated in North Carolina (“Uptone”), Viola J. Heitz, shareholder of Southern Bella, and Wendi Davis, sole shareholder of Uptone, the Registrant acquired 100% of Uptone’s issued and outstanding common stock.

BASIS OF PRESENATATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Southern Bella considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, goods have been provided, and collectability is reasonably assured. With respect to revenues for the purchase of air time in advance, these criteria are assumed to have been met if a customer orders air time, payment for the time clears, and the entire air time purchased is available to the customer.  Other revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period until the goods are provided.  There was $17,500 and $58,300 of deferred revenue as of December 31, 2010 and 2009, respectively.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2010 and 2009, there were no cash equivalents.

FINANCIAL INSTRUMENTS

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, credit cards payable and deferred revenue. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  Southern Bella had no common stock equivalents outstanding at December 31, 2010 and 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

NOTE 2 - GOING CONCERN

Southern Bella’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations.  As of December 31, 2010, the Company has a working capital deficit of $47,417 and has an accumulated deficit of $638,434.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DEFERRED REVENUE

At December 31, 2010 deferred revenue consists of $17,500 of a $25,000 contract for air time from June 1, 2009 through May 30, 2014.  At December 31, 2009 deferred revenue consists of $22,500 of a $25,000 contract for air time from June 1, 2009 through May 30, 2014, and $35,800 of air time in January of 2010.

NOTE 4 – STOCKHOLDERS’ EQUITY

Wendi Davis owns 8,166,667 shares of common no-par stock.  During 2010, the Company received $151,517 of contributed capital from two related parties and $18,450 of capital from a non related party.

Under the Exchange Agreement, the Registrant completed the acquisition of all of the issued and outstanding shares of Uptone through the issuance of 8,166,667 restricted shares of Common Stock to Wendi Davis, sole shareholder of Uptone.  Immediately prior to the Exchange Agreement transaction, the Registrant had 8,666,667 shares of Common Stock issued and outstanding, of which 8,166,667 share of Common Stock are owned by Viola J. Heitz, which 8,166,667 shares were cancelled immediately prior to the Closing pursuant to the Exchange Agreement.  Immediately after the issuance of the shares to Wendi Davis, sole shareholder of Uptone, the Registrant had 8,666,667 shares of Common Stock issued and outstanding.

NOTE 5 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2030 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $638,434 and $480,346 at December 31, 2010, and 2009, respectively. The significant components of the deferred tax asset as of December 31, 2010, and 2009 are as follows:

	December 31, 2010	December 31, 2009
Net operating loss carryforwards	$(223,452)	$(168,121)
Valuation allowance	223,452	168,121
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

During 2010, the Company received $151,517 of contributed capital from two related parties: $126,793 from 7Worldwide, owned by the President, Mike Davis and $24,724 from MedPlus, owned by the Secretary's father.

During 2010, an additional $18,450 was contributed to the Company by a non related party bringing the total contributed capital balance to $169,967 as of December 31, 2010. See Note 4.

The Company conducts its operations from facilities located in Wake Forest, North Carolina. This office is provided to the Company by its President for which the company recognizes expenses of $900 per month through July 1, 2012. Rent expense for 2010 and 2009 was $10,800 and -0-, respectively. $9,900 of the current year expense was paid by the President.

NOTE 7 – CONCENTRATION OF MAJOR CUSTOMERS

As of December 31, 2010 the Company received 89% of its revenue from three customers.  The specific concentrations were Customer A at 37%, Customer B at 37%, and Customer C at 15%.

NOTE 8 – LEASES

The Company conducts its operations from facilities located in Wake Forest, North Carolina.  This office is provided to the Company by its President for which the company recognizes expenses of $900 per month through July 1, 2012.  Rent expense for 2010 and 2009 was $10,800 and -0-, respectively. $9,900 of the current year expense was paid by the President.

The following is a schedule of future lease payments as of December 31, 2010.

YEAR	AMOUNT

2011	$10,800
2012	$5,400

NOTE 9 - ACQUISITIONS

On December 17, 2010 (the “Closing”), Southern Bella, Inc., a Delaware corporation (“Southern Bella” or the “Registrant”), closed a reverse take-over transaction by which it acquired a private entertainment company which specializes in the creation, production and distribution of content.  Pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between the Registrant and Uptone Pictures, Inc., a company incorporated in North Carolina (“Uptone”), Viola J. Heitz, shareholder of Southern Bella, and Wendi Davis, sole shareholder of Uptone, the Registrant acquired 100% of Uptone’s issued and outstanding common stock.

Prior to the reverse take-over under the Exchange Agreement (“Exchange Transaction”), we were a public reporting “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, As a result of the reverse take-over transaction, Wendi Davis, sole shareholder of Uptone, became our controlling shareholder and Uptone became our wholly-owned subsidiary, and we acquired the business and operations of Uptone.

Under the Exchange Agreement, the Registrant completed the acquisition of all of the issued and outstanding shares of Uptone through the issuance of 8,166,667 restricted shares of Common Stock to Wendi Davis, sole shareholder of Uptone.  Immediately prior to the Exchange Agreement transaction, the Registrant had 8,666,667 shares of Common Stock issued and outstanding, of which 8,166,667 share of Common Stock are owned by Viola J. Heitz, which 8,166,667 shares were cancelled immediately prior to the Closing pursuant to the Exchange Agreement.  Immediately after the issuance of the shares to Wendi Davis, sole shareholder of Uptone, the Registrant had 8,666,667 shares of Common Stock issued and outstanding.

In connection with the Exchange Transaction, Viola J. Heitz and Wendi Davis, the Registrant’s executive officers immediately prior to the Exchange Transaction, resigned, and Michael Davis became our President, CFO, CEO and Wendi Davis became our Secretary.  Additionally, Ms. Heitz and Mr. Riggleman, who were also the Registrant’s directors immediately prior to the Exchange Transactions, resigned from the Registrant’s board of directors, and Mr. Davis and Mrs. Davis were appointed to the Registrant’s board of directors, effective at Closing.

For accounting purposes, the Exchange Transaction was treated as a reverse acquisition with Uptone as the acquirer and the Registrant as the acquired party.  As a result, the business and financial information included in these financial statements is the business and financial information of Uptone.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon such evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/ Chief Financial Officer does not relate to reporting periods after December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2010, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.  This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

2.  Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire an independent Chief Financial Officer.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the period ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Michael Davis	42	President, CEO, CFO and Director
Wendi Davis	33	Secretary and Director

Biographical Information

The following is a brief account of the education and business experience of these directors and officers:

Mr. Davis joined us in November 2000 in his current positions. From May 1993 to November 2000 he was VP of Marketing of EBI VIDEO AND FILM Inc., a production company and ad agency.  He received a BA in marketing from  Cedarville University, OH in 1990.  Mr. Davis contributes to the Board his having founded the company and his 20 years of experience in the television and film industry in the areas or production and distribution. He has been at the helm of Uptone for  10 years since we opened our doors.  Mr. Davis brings his years of management experience and knowledge of an contacts in the industry to our Board.

Mrs. Davis joined us in March 2006 as Secretary.  From August 2001 to date, she had been Clinic Administrator of Med Plus, a Medical Clinic.  Mrs. Davis contributes to the Board her financial expertise based on her significant industry and financial experience running a multi million dollar business with her Father and her involvement in Mr. Davis’ business affairs since their marriage.

Family Relationships

There are no family relationships between or among any of our directors and executive officers serving prior to the Exchange Transaction.  Mike Davis and Wendi Davis, a director and executive officers appointed in connection with the Exchange Agreement, are husband and wife.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

·	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

·	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

·	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

·	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

·	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

·	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Based on our records and other information, we believe that in 2010 our directors, executive officers and shareholders owning 10% or more of the common stock of Southern Bella, Inc. were not subject to SEC filing requirements.

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

ITEM 11.   EXECUTIVE COMPENSATION

Former Executive Officers

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal year ended December 31, 2010 and 2009 by the former Chief Executive Officer, Chief Financial Officer and each of our other two highest paid executives of our predecessor, if any, of Southern Bella whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Viola J. Heitz, Former CEO, CFO President and director (1)	2010 and 2009	0	0	0	0	0	0	0	0

Current Executive Officers

The following summary compensation table indicates the cash and non-cash compensation earned from Uptone during the fiscal year ended December 31, 2010 and 2009 by our current Chief Executive Officer, Chief Financial Officer and each of the other two highest paid executives, if any, whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Michael Davis,	2010	3,500.00							3,500.00
CEO/CFO	2009	20,510.00							20,510.00

Wendi Davis,	2010	0							0
Secretary	2009	0							0

None of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Director Compensation

Currently, we do not pay any compensation to our directors for their service on the board of directors.  However, we intend to review and consider future proposals regarding director compensation.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control. As a result, we have omitted this table.

Employment Agreements

We currently have no employment agreements with any of our executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is 222  E. Jones Ave., Wake Forest NC 27587.

Names and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percent
Michael Davis [1]	8,166,667	94
Wendi Davis [1]	8,166,667	94
All Directors and named Executive Officers as a group [2 persons]	8,166,667	94

 [1]  The shares are owned by Wendi Davis.  Michael Davis and Wendi Davis are husband and wife.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 8,666,667 shares of common stock outstanding as of May 24, 2011.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

In order to clarify their respective rights and obligations with respect to the Project, on March 21, 2011, Moving Box Entertainment, LLC, a North Carolina limited liability company (“MBE”); Garrett, LLC, its successors and assigns, a Kentucky limited liability company, Ian McKinnon, and Brad Miller, PO Box 487, Hamilton, Indiana 47642 (Garrett, LLC, Ian McKinnon, and Brad Miller collectively referred to as “Investors”), Andreas Wilckin, Jr. (“Wilcken”), Moving Box, Inc., a Delaware corporation (“Moving Box”) and Uptone Pictures, Inc. a North Carolina corporation (“UP”) [MBE, Investors, Wilckin, Moving Box and UP collectively referred to in this Agreement as the “Parties”] entered into a new Agreement among the Parties which provided the following:

1.  The Royalty Rights Agreement made and entered into this first day of June 2010, by and between MBE and the Investors and the amendment thereto dated January 13, 2011 are rescinded in their entirety and replaced by this Agreement.

2.  The Contractual Agreement executed on March 5, 2010 between MBE and UP and the amendment thereto dated January 13, 2011 are rescinded in their entirety and replaced by this Agreement.

3.  The promissory noted dated July 13, 2010 as amended on January 13, 2011 from Moving Box to Wilcken attached hereto as Exhibit A (the “Wilcken Note”) is assigned in its entirety to MBE, who assumes all liability thereon and releases Moving Box for any liability on the Wilcken Note.

4.  The receipt of the prior investment of Investors of $154,000.00 for use in the Project and the payment of said amount to UP is acknowledged by the Parties.  The receipt of all $110,200 under the Wilcken Note is acknowledged by the Parties.

5.  All Royalty Payments to Investors hereunder are owned and divided among the Investors, their heirs, executors, administrators, successors and assigns as follows:

Name and Address                                                     Contribution                                           Royalty Percentage Interest

GARRETT, LLC                                                          $25,000                                                     16.23%
3505 Castlegate Court
Lexington, Kentucky 40502

Ian McKinnon                                                             $104,000                                                   67.53%
#2302, 4801 Bonita Bay Boulevard
Bonita Springs, Florida 34134

Brad Miller                                                                   $25,000                                                     16.23%
PO Box 487
Hamilton, Indiana 47642

6. In connection with the Project, MBE agrees to:

•	Provide the cash resources based on budget for the production for the production of the film A BOX FOR ROB, which amount is $264,200.
•	Manage with UP “A BOX FOR ROB”

UP agrees to:

•	Deliver a completed project to MBE within the budget which means:
o	Edited
o	Color corrected
o	Music and SFX
o	Mastered
o	Ready for Distribution
•	Provide MBE with Marketing Materials
•	Provide MBE with a distribution strategy
•	Provide MBE with ways to maximize the exploitation of the motion picture “A BOX FOR ROB.”

7.  All Revenues from the Project shall be used, paid and/or distributed monthly or as otherwise determined by MBE as follows:

f. First to pay the Costs of the Project.

g. Second, to pay to Moving Box amounts equal to all costs and expenses paid or owing to non-affiliated third parties of becoming or remaining an SEC reporting company and maintaining its corporate existence under Delaware law, including legal, accounting, EDGAR fees, SEC filing fees, Delaware corporate fees and similar fees and expenses of third parties.

h. Third, to pay to the Investors a Royalty Payment in an amount equal to $154,000.

i. Fourth, to repay the Wilcken Note and any other amounts advanced to Moving Box or MBE by Wilcken, with all advances in addition to the amount of the Wilcken Note bearing interest and being payable as set forth in the Wilcken Note.  The original Wilcken Note and the subsequent amendment thereto are amended and restated in their entirety in Exhibit A to reflect the assignment of the Wilcken Note and to conform to the terms and conditions of this Agreement.

j. Fifth, all remaining amounts shall be distributed 40% to Investors as a Royalty Payment, 30% to MBE and 30% to UP.

8.  The following terms are defined for purposes of this Agreement as follows:

e. Content.  Any materials, products or assets relating to the Project which are or may be utilized or applied on any media platform and sold worldwide including, but not limited to, movies, DVDs, plays, soundtracks, storylines or screenplays, articles, adaptations, internet use or revenue, cell phone or mobile technologies or applications, books, games, articles or other written product, logos, images or taglines for use in merchandising, any form of merchandise, all rights, licenses, renewals, reissues and adaptations of the story or ideas relating to the movie or the Project in any media form, whether foreign or domestic, and including production or filming credits or incentives, recordings, and money received from any source, in any way related to “A Box For Rob” or concerning the Project during the term of this Agreement and including any and all reissues and releases.

f. Revenue.  All monies received by MBE from the worldwide sale, lease, license, release, distribution, syndication, theatrical release, theatrical and box office sales, residuals, renewals, reproductions in any format, pay-per-view, internet and mobile licensing fees or revenue, merchandising sales or licenses in any way related to the Content or Project.

g. Costs.  All out-of-pocket fees and expenses paid to non-affiliated third parties, but not to any Parties to this Agreement or their Affiliates, incurred by MBE for the manufacturing, distribution, syndication, sale, leasing or licensing of the Content, including third party distributor fees, manufacturing costs for DVD’s or other product, publication fees, and sales fees incurred by MBE and related to the manufacturing, distribution and syndication of the Content.  Costs shall not include any payments and/or distributions made to the Parties or their Affiliates for any reason under this Agreement and specifically shall not include any salaries to any of the Parties under this Agreement or their Affiliates.

h. Project.   The movie and development of other related media products and platforms and the, sale, lease, license, distribution, and syndication for profit.

9.  The term of the Agreement shall begin on the date of execution and shall continue for the full term of all applicable copyrights and trademarks, and all extensions and renewals thereof, concerning or in any way related to the Project or the Content, or for so long as the Project or Content produces any Revenue, whichever occurs last.

Based upon the Agreement, MBE, Investors, Wilckin, Moving Box and UP are all related parties.

During 2010, the Company received $151,517 of contributed capital from two related parties: $126,793 from 7Worldwide, owned by the President, Mike Davis and $24,724 from MedPlus, owned by the Secretary's father.

The Company conducts its operations from facilities located in Wake Forest, North Carolina. This office is provided to the Company by its President for which the company recognizes expenses of $900 per month through July 1, 2012. Rent expense for 2010 and 2009 was $10,800 and -0-, respectively. $9,900 of the current year expense was paid by the President.

Director Independence

Our directors are not independent under the NASDAQ listing standards because they are executive officers of Southern Bella, Inc.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit

For fiscal year end December 31, 209:  $9,750 (payable to M&K CPAS, PLLC).

For fiscal year end December 31, 2010:  $5,000 (payable to M&K CPAS, PLLC).

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description
(10.1)	Combined Agreement concerning Movie

(31.1)	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Bella, Inc.

Date: April 14, 2011	By:	/s/ Michael Davis
Michael Davis
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2011	By:	/s/ Michael Davis
Michael Davis
Title:President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Date: April 14, 2011	By:	/s/ Wendi Davis
Wendi Davis
Director