Form 10-Q
period 2011-03-31
SOUTHERN BELLA INC
filed 2011-05-13
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

☐          REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _____________________ to ______________

Commission file number: 333-142516

Southern Bella, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-142516	20-8602410
(State or other jurisdiction of	(Commission	(IRS Employer
incorporation or organization)	File Number)	Identification No.)

222  E. Jones Ave.
Wake Forest, NC 27587
 (Address of Principal Executive Offices)

(919) 649-3587
(Issuer Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No☒

As of May 1, 2011, there were 8,666,667 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS
Southern Bella, Inc.

Index
Unaudited Balance Sheets as of March 31, 2011 and December 31, 2010	F-2

Unaudited Statements of Operations for the three months ended March 31, 2011 and 2010	F-3

Unaudited Statements of Cash Flows for the three months ended March 31, 2011 and 2010	F-4

Unaudited Notes to the Financial Statements	F-5 – F-8

SOUTHERN BELLA, INC.
BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

	Unaudited
	March 31,	December 31,
	2010	2010

ASSETS
CURRENT ASSETS
Cash	$6,037	$506
Total current assets	6,037	506

TOTAL ASSETS	$6,037	$506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$12,211
Credit card payable	6,882	5,414
Deferred revenue	15,625	17,500
Accrued liabilities	12,798	12,798
Total current liabilities	35,305	47,923

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized, none issued and outstanding
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667
issued and outstanding at March 31, 2011 and December 31, 2010, respectively	9	9
Additional paid in capital	619,858	591,008
Accumulated earnings (deficit)	(649,135)	(638,434)
Total stockholders' equity (deficit)	(29,268)	(47,417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,037	$506

 The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
 STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	THREE MONTHS
	ENDED
	MARCH 31, 2011	MARCH 31, 2010

REVENUE	$84,585	$63,104

COST OF REVENUES	44,128	92,642

OPERATING EXPENSES
Payroll expenses	13,609	15,293
Officers compensation	976	535
General and administrative	36,573	6,135
Total operating expenses	51,158	21,963

NET LOSS FROM OPERATIONS	$(10,701)	$(51,501)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	8,166,667

 The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
 STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	THREE MONTHS
	ENDED
	MARCH 31, 2011	MARCH 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,701)	$(51,501)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	1,800	-
Changes in operating assets and liabilities:
Increase or (decrease) in accounts payable	(12,211)	-
Increase or (decrease) in credit card payable	1,468	-
Increase or (decrease) in deferred revenue	(1,875)	(35,800)
Net cash used in operating activities	(21,519)	(87,301)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	27,050	86,317
Net cash provided by financing activities	27,050	86,317

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,531	(984)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	506	3,912

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,037	$2,928

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

Southern Bella, Inc.
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Southern Bella considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, goods have been provided, and collectability is reasonably assured. With respect to revenues for the purchase of air time in advance, these criteria are assumed to have been met if a customer orders air time, payment for the time clears, and the entire air time purchased is available to the customer.  Other revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period until the goods are provided.  There was deferred revenue of $15,625 and $17,500 for the three month period ending March 31, 2011 and the year ending December 31, 2010, respectively.

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

INTERIM FINANCIAL STATEMENTS

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2011 and December 31, 2010, there were no cash equivalents.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  Southern Bella had no common stock equivalents outstanding at March 31, 2011 and December 31, 2010.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

Southern Bella’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations.  As of March 31, 2011, the Company has a working capital deficit of $29,268 and has an accumulated deficit of $649,135.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DEFERRED REVENUE

At March 31, 2011, deferred revenue consists of $15,625 of a $25,000 contract for air time from June 1, 2009 through May 30, 2014.   At December 31, 2010, deferred revenue consists of $17,500 of that same contract.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the first quarter of 2011, the Company received $27,050 of contributed capital from two related parties:  $21,550 from 7Worldwide, owned by the Presdent, Mike Davis and $5,500 from MedPlus, owned by the Secretary’s father.

The Company conducts its operations from facilities located in Wake Forest, North Carolina.  This office is provided to the Company by its President for which the company recognizes expenses of $900 per month through July 1, 2012.  Rent expense for the first quarter of 2011 and for the year of 2010 was $2,700 and $10,800, respectively.  $1,800 of the current quarter expense was paid by the President.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results August differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this report.

Overview

The business we acquired in December 2010, Uptone Pictures, Inc., was incorporated in North Carolina on March 27, 2006.  Uptone, now Southern Bella, is an entertainment company which specializes in the creation, production and distribution of content.  It has developed a number of entertainment products which include:

·	National Television shows

·	Docu-dramas

·	Music Videos

·	Feature Films

·	Specialty content for various other electronic platforms

On April 20th 2010, we entered into a Production Agreement with Moving Box Entertainment LLC, a North Carolina limited liability company for the production of A Box For Rob, a Movie.

In order to clarify our respective rights and obligations as well as those of other parties with respect to the Movie, on March 21, 2011, we entered into an revised Agreement with various parties, including Moving Box Entertainment LLC, a North Carolina limited liability company for the production of the Movie.

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

The Movie was completed on April 20, 2011.  There have been discussions with several distribution companies. There was a meeting in Los Angeles with Distribution company on April 12, 2011; however, there are no binding contracts, agreements or commitments with any distributors for the Movie.

Acquisitions

The Company is also currently seeking the acquisition of, or merger with, an existing company. The Company reserves the right to complete a business combination with a company in any industry and in any geographic location.  Although principals of the Company are currently negotiating a change of control transaction, the the principals have no binding contracts, agreements or commitments for any such transaction and the Company currently has no binding contracts, commitments or agreements any such acquisition, merger or other business combination and it is not anticipated that the Company’s business would change immediately following such change in control transaction if it were to occur, of which there is no assurance.

Results of Operations

Revenue for the three months ended March 31, 2011 was $84,585 as compared with $63,104 for the same period in 2010.  The 34% increase was due to increased marketing efforts by our sales team.  Cost of revenues for the three months ended March 31, 2011 was $44,128 as compared with $92,642 for the three months ended March 31, 2010.  The 52.37% decrease was due to not having to hire extra personnel, consultants and the like to accomplish the same volume of work.  Payroll expenses decreased by 11.01% for the three months ended March 31, 2011 as compared to the same period in 2010.  This decrease is due to making less people do more and saving us some money.  Officers compensation increased from $535 to $976, comparing the first quarter of 2010 to the first quarter of 2011.  General and administrative expenses increased from $6,135 to $36,573 for a 496.14% increase.  Travel and entertainment was one of the administrative expenses that increased from $1,398 to $13,021 from the first three months of 2010 to the first three months of 2011.  This 831.40% increase is due to pitching new projects to new clients and investors so that we can increase the profitability of the company. Another reason for the increase of administrative expenses was the increase of supplies from $905 in the first quarter of 2010 to $8,820 in the first quarter of 2011.  This 874.59% increase is due to the investment in some new equipment to handle the new projects that we have coming up for the remainder of the year. Hence, the Company has a net loss from operations of $10,701 for the period ending March 31, 2011 as compared to a net loss of $51,501 for the period ending March 31, 2010.

Liquidity and Capital Resources

We generated net losses for the period ending March 31, 2011 and the year ending December 31, 2010,  and had a deficit accumulated through March 31, 2011 of $649,135. We have provided for our cash requirements to date through revenues and cash on hand.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 4. Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at and as of March 31, 2011, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Unregistered Sales of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit	Item
10.1	Revised Agreement Concerning the Movie
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
____________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN BELLA, INC.

Date: May 13, 2011	By:	/s/ Michael Davis
(Authorized Officer/Principal Executive Officer, Principal Financial Officer/Principal Financial Officer]

EXHIBIT INDEX

Exhibit	Item
10.1	Revised Agreement Concerning the Movie
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
_____________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general