Form 10-Q
period 2011-06-30
SOUTHERN BELLA INC
filed 2011-08-15
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission file number: 333-142516

Southern Bella, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-142516	20-8602410
(State or other jurisdiction of	(Commission	(IRS Employer
incorporation or organization)	File Number)	Identification No.)

999 18th Street, Suite 3000
Denver, Colorado 80202
(Address of Principal Executive Offices)

(303) 952-0455
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

As of August 1, 2011, there were 1,100,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

Southern Bella, Inc.

Index

Unaudited Balance Sheets as of June 30, 2011 and December 31, 2010	F-2

Unaudited Statements of Operations for the three and six months ended June 30, 2011 and 2010	F-3

Unaudited Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010	F-4

Unaudited Notes to the Financial Statements	F-5 – F-8

SOUTHERN BELLA, INC.
BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	Unaudited
	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$8,519	$506
Total current assets	8,519	506

TOTAL ASSETS	$8,519	$506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$12,211
Credit card payable	-	5,414
Deferred revenue	14,425	17,500
Accrued liabilities	12,798	12,798
Total current liabilities	27,223	47,923

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized, none issued and outstanding
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 8,666,667 issued and 1,100,000 and 8,666,667 outstanding at June 30, 2011 and December 31, 2010, respectively	9	9
Treasury Stock, 7,566,667 shares of Common Stock	-	-
Additional paid in capital	625,158	591,008
Accumulated earnings (deficit)	(643,871)	(638,434)
Total stockholders' equity (deficit)	(18,704)	(47,417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,519	$506

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	SIX MONTHS		THREE MONTHS
	ENDED		ENDED
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010

REVENUE	$122,149	$87,651	$37,564	$24,547

COST OF REVENUES	63,411	120,291	19,283	27,649

OPERATING EXPENSES
Payroll expenses	17,022	31,094	3,413	15,801
Officers compensation	996	1,522	20	987
General and administrative	46,157	15,742	9,584	9,607
Total operating expenses	64,175	48,358	13,017	26,395

NET INCOME (LOSS) FROM OPERATIONS	$(5,437)	$(80,998)	$5,264	$(29,497)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.01)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,666,667	8,166,667	8,666,667	8,166,667

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BELLA, INC.
STATEMENTS OF CASH FLOW
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	SIX MONTHS
	ENDED
	JUNE 30, 2011	JUNE 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,437)	$(80,998)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	3,600	-
Changes in operating assets and liabilities:
Increase or (decrease) in accounts payable	(12,211)	-
Increase or (decrease) in credit card payable	(5,414)	11
Increase or (decrease) in deferred revenue	(3,075)	(28,751)
Net cash used in operating activities	(22,537)	(109,738)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	30,550	108,017
Net cash provided by financing activities	30,550	108,017

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,013	(1,721)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	506	3,912

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,519	$2,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Southern Bella, Inc.
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Southern Bella, Inc. (“Southern Bella”, the “Company” or the “Registrant”) was incorporated in Delaware on February 22, 2007.

Uptone Pictures, Inc. (“Uptone”) was incorporated in North Carolina on March 27, 2006.  Uptone is an entertainment company, which specializes in the creation, production and distribution of content.

On December 17, 2010 (the “Closing”), Southern Bella, Inc., closed a reverse take-over transaction by which it acquired Uptone. Pursuant to a Share Exchange Agreement (the“Exchange Agreement”) between the Registrant and Uptone, Viola J. Heitz, shareholder of Southern Bella, and Wendi Davis, sole shareholder of Uptone, the Registrant acquired 100% of Uptone’s issued and outstanding common stock.

On May 13, 2011, Southern Bella entered into a Subsidiary Put Option Agreement (the “Put Option Agreement”) with Wendi and Michael Davis (the “Purchasers”).  As of May 13, 2011, the Purchasers were members of Southern Bella’s Board of Directors (the “Board”).  On such date, the Purchasers were the beneficial holders of 8,166,667 shares of Southern Bella’s common stock, par value $0.000001 per share, or 94% of Southern Bella’s issued and outstanding common stock (the “Davis Shares”).  Subsequently, the Davis Shares were sold to Geoff Evett pursuant to the terms of a stock purchase agreement further described below.  Under the terms of the Put Option Agreement, Southern Bella acquired a put option (the “Put Option”) obligating the Purchasers to purchase Southern Bella’s holdings of 100 shares of common stock of Uptone, such shares constituting all of the issued and outstanding shares of Uptone (the “Uptone Shares”) for a total price of $100.  Under the terms of  the Put Option, Southern Bella is required to obtain Board and stockholder approval prior exercising the Put Option.  The Put Option will expire on May 13, 2014 (the “Option Termination Date”), unless it is terminated earlier under the terms of the Put Option Agreement.

Pursuant to the terms of the Put Option Agreement, the Purchasers will indemnify Southern Bella for any costs, expenses, liabilities or claims incurred by Uptone before, by and through and after the option period (the period from May 13, 2011 to the Option Termination Date or earlier termination as provided in the Put Option Agreement).

Southern Bella entered into the Put Option Agreement in connection with a stock purchase agreement that the Purchasers separately entered into with Geoff Evett on May 13, 2011 (the “Stock Purchase Agreement”), which closed on May 16, 2011 (the “SPA Closing”).  On the SPA Closing, the Purchasers sold 100% of the Davis Shares to Mr. Evett for an aggregate cash payment of $220,000. On the SPA Closing, the Purchasers, who were previously Southern Bella’s officers, resigned from such positions and Mr. Evett was appointed as President, Chief Executive Officer, Chief Financial Officer and Secretary.  On the Closing, the Purchasers submitted resignation letters from their positions as directors which were effective 10 days after the filing and mailing to Southern Bella’s stockholders of an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14f-1 promulgated thereunder.  Mr. Evett became Southern Bella’s sole director on May 27, 2011.

On June 29, 2011, Southern Bella approved the Certificate of Amendment to change its name to Great American Energy, Inc. (“Great American”).  The name change will be effective as of August 26, 2011.

BASIS OF PRESENTATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Southern Bella considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, goods have been provided, and collectability is reasonably assured. With respect to revenues for the purchase of air time in advance, these criteria are assumed to have been met if a customer orders air time, payment for the time clears, and the entire air time purchased is available to the customer.  Other revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period until the goods are provided.  There was deferred revenue of $14,425 and $17,500 as of June 30, 2011 and the year ending December 31, 2010, respectively.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2011 and December 31, 2010, there were no cash equivalents.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  Great American had no common stock equivalents outstanding at June 30, 2011 and December 31, 2010.

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

Southern Bella’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations.  As of June 30, 2011, the Company has a working capital deficit of $18,704 and has an accumulated deficit of $643,871.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DEFERRED REVENUE

At June 30, 2011, deferred revenue consists of $14,425 of a $25,000 contract for air time from June 1, 2009 through May 30, 2014.   At December 31, 2010, deferred revenue consists of $17,500 of that same contract.

NOTE 4 - COMMON STOCK

Geoff Evett owns 600,000 shares of common no-par stock.  During the first two quarters of 2011, the Company received $30,550 of contributed capital from two related parties.

On June 29, 2011, the Company entered into a contribution agreement with the President, Geoff Evett, where Mr. Evett returned 7,566,667 shares of common stock to the Company as a contribution to the Company’s capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the first two quarters of 2011, the Company received $30,550 of contributed capital from three related parties:  $23,050 from 7Worldwide, owned by the former President, Mike Davis, $7,500 from MedPlus, owned by the former Secretary’s father.

The Company conducts its operations from facilities located in Wake Forest, North Carolina.  This office is provided to the Company by its former President, Mike Davis, for which the company recognizes expenses of $900 per month through July 1, 2012.  Rent expense for the first half of 2011 and for the year of 2010 was $5,150 and $10,800, respectively.  $3,600 of the current quarter expense was paid by the former President.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued.

On June 29, 2011, Southern Bella approved the Certificate of Amendment to change its name to Great American Energy, Inc. The name change will be effective as of August 26, 2011.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our Form 10-K for the year ended December 31, 2010.

Overview

Southern Bella, Inc. (“Southern Bella”, the “Company” or the “Registrant”) was incorporated in Delaware on February 22, 2007. Southern Bella was organized to acquire catering companies throughout the United States. The first catering company acquired by Southern Bella was Dupree Catering, Inc. (“Dupree”). Dupree is a Kentucky corporation, formed on October 28, 1991. On March 1, 2007, Southern Bella, Inc. acquired all of the shares of stock of Dupree for $110,000 and Dupree became the wholly-owned subsidiary of Southern Bella, Inc. Southern Bella, Inc. sold all of the assets of Dupree on July 1, 2008.

On December 17, 2010 Southern Bella, closed a reverse take-over transaction by which it acquired 100% of the issued and outstanding common stock of Uptone Pictures, Inc., a North Carolina corporation (“Uptone”) which specializes in the creation, production and distribution of content.

Prior to the reverse take-over of Uptone, Southern Bella was a public reporting “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result of the reverse take-over transaction, Uptone became our wholly-owned subsidiary, and Southern Bella acquired the business and operations of Uptone. Except as otherwise indicated by the context, references to “we,” “us,” and “our” hereinafter in this Form 10-Q are to the consolidated business of Uptone, except that references to “our common stock”, “our shares of common stock” or “our capital stock” or similar terms shall refer to the common stock of the Registrant.

We specialize in the creation, production and distribution of media content and have developed a number of entertainment products which include:

·	National Television shows

·	Docu-dramas

·	Music Videos

·	Feature Films

·	Specialty content for various other electronic platforms

On April 20th 2010, we entered into a Production Agreement with Moving Box Entertainment LLC, a North Carolina limited liability company for the production of A Box For Rob (the “Movie”).

Under the Production Agreement, Moving Box provided cash financing in the amount of $264,200 and Uptone provided in-kind services valued at approximately $32,800. The Movie was completed on April 20, 2011 and since that time, we have focused on securing distribution for the Movie. We have engaged in discussions with several distribution companies, however, we have not secured any contracts, agreements, or commitments for any distribution of the Movie.

Recent Developments

On May 13, 2011, Southern Bella entered into a Subsidiary Put Option Agreement (the “Put Option Agreement”) with Wendi and Michael Davis (the “Purchasers”). As of May 13, 2011, the Purchasers were members of Southern Bella’s Board of Directors (the “Board”). On such date, the Purchasers were the beneficial holders of 8,166,667 shares of Southern Bella’s common stock, par value $0.000001 per share, or 94% of Southern Bella’s issued and outstanding common stock (the “Davis Shares”). Subsequently, the Davis Shares were sold to Geoff Evett pursuant to the terms of a stock purchase agreement further described below. Under the terms of the Put Option Agreement, Southern Bella acquired a put option (the “Put Option”) obligating the Purchasers to purchase Southern Bella’s holdings of 100 shares of common stock of Uptone, such shares constituting all of the issued and outstanding shares of Uptone (the “Uptone Shares”), for a total price of $100. Under the terms of the Put Option Agreement, Southern Bella is required to obtain Board and stockholder approval prior to exercising the Put Option. The Put Option will expire on May 13, 2014 (the “Option Termination Date”), unless it is terminated earlier under the terms of the Put Option Agreement.

Pursuant to the terms of the Put Option Agreement, the Purchasers will indemnify Southern Bella for any costs, expenses, liabilities or claims incurred by Uptone before, by and through and after the option period (the period from May 13, 2011 to the Option Termination Date or earlier termination as provided in the Put Option Agreement).

Southern Bella entered into the Put Option Agreement in connection with a stock purchase agreement that the Purchasers separately entered into with Geoff Evett on May 13, 2011 (the “Stock Purchase Agreement”), which closed on May 16, 2011 (the “SPA Closing”). On the SPA Closing, the Purchasers sold 100% of the Davis Shares to Mr. Evett for an aggregate cash payment of $220,000.00. On the SPA Closing, the Purchasers, who were previously Southern Bella’s officers, resigned from such positions and Mr. Evett was appointed as President, Chief Executive Officer, Chief Financial Officer and Secretary. On the Closing, the Purchasers submitted resignation letters from their positions as directors which were effective 10 days after the filing and mailing to Southern Bella’s stockholders of an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14f-1 promulgated thereunder. Mr. Evett became Southern Bella’s sole director on May 27, 2011.

On June 29, 2011, Southern Bella entered into a contribution agreement (the “Contribution Agreement”) with Geoff Evett, our sole director, president, and largest shareholder. Pursuant to the Contribution Agreement, Mr. Evett returned 7,566,667 shares of common stock to Southern Bella as a contribution to Southern Bella’s capital. Prior to the execution of the Contribution Agreement, Mr. Evett held 8,166,667 shares of our common stock representing approximately 94.23% of our issued and outstanding shares. Following the execution of the Contribution Agreement, Mr. Evett holds 600,000 shares of our common stock representing approximately 54.54% of our issued and outstanding shares.

Southern Bella is also considering the possibility of acquiring an existing company. Although no specific companies have been identified for such an acquisition, Southern Bella is focusing on the mineral exploration and development industry. Should Southern Bella proceed with an acquisition in the mineral exploration and development industry, Southern Bella may exercise the Put Option in order to focus on the line of business of such a newly acquired subsidiary.

Results of Operations

Revenue for the three months ended June 30, 2011 was $37,564 as compared with $24,547 for the same period in 2010. The 53.03% increase was due to increased sales.. Cost of revenues for the three months ended June 30, 2011 was $19,283 as compared with $27,649 for the three months ended June 30, 2010. The 30.26% decrease was due to better negotiated rates and economic conditions that allowed for lower costs. Payroll expenses for the three months ended June 30, 2011 were $3,413 as compared to $15,801 for the three months ended June 30, 2010. The 78.40% decrease was due to the layoffs of part time workers . Officers compensation for the three months ended June 30, 2011 was $20 as compared to $987 for the three months ended June 30, 2010. The 97.97% decrease was due to reductions in the number of officers and reduced compensation for remaining officers. General and administrative expenses for the three months ended June 30, 2011 were $9,584 as compared with $9,607 for the same period in 2010. Net income from operations for the three months ended June 30, 2011 were $5,264 as compared to $(29,947) for the three months ended June 30, 2010. The increase of $35,211 was due to increased sales and profit margins.

Liquidity and Capital Resources

We generated net losses for the period ending June 30, 2011 and the year ending December 31, 2010, and had a deficit accumulated through June 30, 2011 of $643,871.  We had a working capital deficit of $18,704 for the period ending June 30, 2011 and $47,417 at December 31, 2010. We have no long term obligations.

We had a cash balance of $8,519 at June 30, 2011 and $506 at December 31, 2010. For the six month period ended June 30, 2011 we had net cash inflows of $8,013. Cash flows from operations for the six month period ended June 30, 2011 were ($22,537) compared with ($109,738) for the same period in 2010, an increase which was primarily due to increased sales. Cash flows used in operations for the six month period ending June 30, 2011 consisted primarily of decreases in accounts payable ($12,211), credit cards payable ($5,414), and deferred revenue ($3,075). We had net cash provided by financing activities of $30,550 for the six month period ended June 30, 2011.

During the remaining fiscal year 2011, we expect that our operations will be funded by advances from management and financing activities. However, there is no assurance that we will be able to obtain sufficient funds to support our operations as planned. We are dependent on the continued support of our creditors and our ability to raise further capital to fund ongoing expenditures. In current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to our to continue operating as a going concern. In the event we are unable to raise additional capital, we will not be able to meet our obligations and will be required to further curtail or terminate some of our projects and/or activities.

All of our costs associated with complying with the securities laws, rules, and regulations applicable to public companies, estimated to be less than $25,000 annually, will be funded by a loan from management, to the extent that funds are available to do so. However, management is not obligated to provide these or any other funds. If we fail to secure such funding, we may fail to meet our reporting obligations as a public company and could lose our eligibility for the quotation of our stock on the over the counter bulletin board. Should this occur, investors may have increased difficulty selling their stock.

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

Disclosure Controls and Procedures

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at and as of June 30, 2011, our disclosure controls and procedures are not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Unregistered Sales of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit	Item
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Subsidiary Put Option Agreement dated May 13, 2011(2)
10.2	Contribution Agreement dated June 29, 2011(3)
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to the exhibit to the registrant’s registration statement on Form SB-2 filed with the SEC on November 14, 2007.

(2)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on May 18, 2011.
(3)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on July 6, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN BELLA, INC.

Date: August 15, 2011	By:	/s/ Geoff Evett
(Authorized Officer/Principal Executive Officer, Principal Financial Officer/Principal Financial Officer]