Form 10-Q/A
period 2011-06-30
SOUTHERN BELLA INC
filed 2011-09-14
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note.  The Company is filing this amendment number 1 to Form 10-Q for the quarterly period ended June 30, 2011 to file as exhibit 101 the interactive data files required under Rule 405 of Regulation S-T.

Item 6. Exhibits.

Exhibit	Item
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Subsidiary Put Option Agreement dated May 13, 2011(2)
10.2	Contribution Agreement dated June 29, 2011(3)
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of Securities Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

SOUTHERN BELLA, INC.

Date: September 14, 2011	By:	/s/ Geoff Evett (Authorized Officer/Principal Executive Officer, Principal Financial Officer)