Form 10-Q
period 2011-09-30
GREAT AMERICAN ENERGY, INC.
filed 2011-11-21
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑         REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

☐         REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _____________________ to ______________

Commission file number: 333-142516

Great American Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-142516	20-8602410
(State or other jurisdiction of	(Commission	(IRS Employer
incorporation or organization)	File Number)	Identification No.)

999 18th Street, Suite 3000
Denver, Colorado 80202
 (Address of Principal Executive Offices)

(303) 952-0455
(Issuer Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☑

As of November 16, 2011, there were 88,000,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Great American Energy, Inc. (formerly Southern Bella, Inc.)

Unaudited Balance Sheets as of September 30, 2011 and December 31, 2010	F-2

Unaudited Statements of Operations for the three and nine months ended September 30, 2011 and 2010	F-3

Unaudited Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	F-4

Unaudited Notes to the Financial Statements	F-5 – F-9

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS	Unaudited September 30,	December 31,
	2011	2010

CURRENT ASSETS
Cash	$1,852	$506
Total current assets	1,852	506

TOTAL ASSETS	$1,852	$506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$12,211
Credit card payable	-	5,414
Deferred revenue	13,225	17,500
Accrued liabilities	12,798	12,798
Total current liabilities	26,023	47,923

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized, none issued and outstanding
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 95,566,667 issued and 88,000,000 and 95,566,667 outstanding at September 30, 2011 and
December 31, 2010, respectively	96	96
Treasury Stock, 7,566,667 and 0 at September 30, 2011 and December 31, 2010, respectively	-	-
Additional paid in capital	671,794	590,921
Accumulated earnings (deficit)	(696,061)	(638,434)
Total stockholders' equity (deficit)	(24,171)	(47,417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,852	$506

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	NINE MONTHS		THREE MONTHS
	ENDED		ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010

REVENUE	$162,221	$235,180	$40,072	$147,529

COST OF REVENUES	89,263	231,033	25,852	114,242

OPERATING EXPENSES
Payroll expenses	24,522	45,764	7,500	14,670
Officers compensation	996	3,955	-	2,433
General and administrative	105,067	36,624	58,910	17,332
Total operating expenses	130,585	86,343	66,410	34,435

NET INCOME (LOSS) FROM OPERATIONS	$(57,627)	$(82,196)	$(52,190)	$(1,148)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	92,989,011	55,566,667	88,000,000	55,566,667

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(57,627)	$(82,196)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	5,400	-
Contributed capital - expenses paid	44,923	-
Changes in operating assets and liabilities:
Increase or (decrease) in accounts payable	(12,211)	(17)
Increase or (decrease) in credit card payable	(5,414)	-
Increase or (decrease) in deferred revenue	(4,275)	(39,550)
Net cash used in operating activities	(29,204)	(121,763)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	30,550	129,101
Net cash provided by financing activities	30,550	129,101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,346	7,338

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	506	3,912

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,852	$11,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

Great American Energy, Inc.

Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Great American Energy, Inc. (the “Registrant,” the “Company,” or “Great American Energy”) was incorporated under the name Southern Bella, Inc. in Delaware on February 22, 2007.

Uptone Pictures, Inc. (“Uptone”) was incorporated in North Carolina on March 27, 2006.  Uptone is an entertainment company, which specializes in the creation, production and distribution of content.

On December 17, 2010 (the “Closing”), the Registrant closed a reverse take-over transaction by which it acquired Uptone. Pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between the Registrant and Uptone, Viola J. Heitz, shareholder of the Registrant, and Wendi Davis, sole shareholder of Uptone, the Registrant acquired 100% of Uptone’s issued and outstanding common stock.

On May 13, 2011, the Registrant entered into a Subsidiary Put Option Agreement (the “Put Option Agreement”) with Wendi and Michael Davis (the “Purchasers”).  As of May 13, 2011, the Purchasers were members of the Registrant’s Board of Directors (the “Board”).  On such date, the Purchasers were the beneficial holders of 8,166,667 shares of the Registrant’s common stock, par value $0.000001 per share, or 94% of the Registrant’s issued and outstanding common stock (the “Davis Shares”).  Subsequently, the Davis Shares were sold to Geoff Evett pursuant to the terms of a stock purchase agreement further described below.  Under the terms of the Put Option Agreement, the Registrant acquired a put option (the “Put Option”) obligating the Purchasers to purchase the Registrant’s holdings of 100 shares of common stock of Uptone, such shares constituting all of the issued and outstanding shares of Uptone (the “Uptone Shares”) for a total price of $100.  The Registrant is under no obligation to exercise the Put Option and the decision to exercise the Put Option is in the sole discretion of the Registrant. Under the terms of  the Put Option, the Registrant is required to obtain Board and stockholder approval prior exercising the Put Option.  The Put Option will expire on May 13, 2014 (the “Option Termination Date”), unless it is terminated earlier under the terms of the Put Option Agreement.

Pursuant to the terms of the Put Option Agreement, the Purchasers will indemnify the Registrant for any costs, expenses, liabilities or claims incurred by Uptone before, by and through and after the option period (the period from May 13, 2011 to the Option Termination Date or earlier termination as provided in the Put Option Agreement).

The Registrant entered into the Put Option Agreement in connection with a stock purchase agreement that the Purchasers separately entered into with Geoff Evett on May 13, 2011 (the “Stock Purchase Agreement”), which closed on May 16, 2011 (the “SPA Closing”).  On the SPA Closing, the Purchasers sold 100% of the Davis Shares to Mr. Evett for an aggregate cash payment of $220,000. On the SPA Closing, the Purchasers, who were previously the Registrant’s officers, resigned from such positions and Mr. Evett was appointed as President, Chief Executive Officer, Chief Financial Officer and Secretary.  On the Closing, the Purchasers submitted resignation letters from their positions as directors which were effective 10 days after the filing and mailing to the Registrant’s stockholders of an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14f-1 promulgated thereunder.  Mr. Evett became the Registrant’s sole director on May 27, 2011.

On June 29, 2011, the Registrant approved the Certificate of Amendment to change its name to Great American Energy, Inc.  The name change was effective as of August 26, 2011.

BASIS OF PRESENTATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, goods have been provided, and collectability is reasonably assured. With respect to revenues for the purchase of air time in advance, these criteria are assumed to have been met if a customer orders air time, payment for the time clears, and the entire air time purchased is available to the customer.  Other revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period until the goods are provided.  There was deferred revenue of $13,225 and $17,500 for the nine month period ending September 30, 2011 and the year ending December 31, 2010, respectively.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2011 and December 31, 2010, there were no cash equivalents.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  Great American Energy had no common stock equivalents outstanding at September 30, 2011 and December 31, 2010.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations.  As of September 30, 2011, the Company has a working capital deficit of $24,171 and has an accumulated deficit of $696,061.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DEFERRED REVENUE

At September 30, 2011, deferred revenue consists of $13,225 of a $25,000 contract for air time from June 1, 2009 through May 30, 2014.   At December 31, 2010, deferred revenue consists of $17,500 of that same contract.

NOTE 4 – COMMON STOCK

Geoff Evett owns 48,000,000 shares of common stock at .000001 par value.  During the first two quarters of 2011, the Company received $30,550 of contributed capital from two related parties.

On June 29, 2011, the Company entered into a contribution agreement with the President, Geoff Evett, where Mr. Evett returned 7,566,667 pre-dividend shares of common stock to the Company as a contribution to the Company’s capital.

On August 29, 2011, the Company declared a 79-for-1 stock dividend payable on August 30, 2011 to shareholders of record on August 29, 2011. This dividend is shown retroactively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the first three quarters of 2011, the Company received $30,550 of contributed capital from three related parties:  $23,050 from 7Worldwide, owned by the former President, Mike Davis, $7,500 from MedPlus, owned by the former Secretary’s father.  During the third quarter, the Company received $44,923 of contributed capital from Metlera Capital SL, owned equally by Geoff Evett and his wife.

The Company conducts its operations from facilities located in Wake Forest, North Carolina.  This office is provided to the Company by its former President, Mike Davis, for which the company recognizes expenses of $900 per month through July 1, 2012.  Rent expense for the nine month period ending September 30, 2011 and for the year of 2010 was $8,100 and $10,800, respectively.

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

Overview

Great American Energy, Inc. (“Great American Energy” or the “Registrant”) was incorporated under the name Southern Bella, Inc. in Delaware on February 22, 2007. The Registrant was organized to acquire catering companies throughout the United States. The first catering company acquired by the Registrant was Dupree Catering, Inc. (“Dupree”). Dupree is a Kentucky corporation, formed on October 28, 1991. On March 1, 2007, the Registrant acquired all of the shares of stock of Dupree for $110,000 and Dupree became the wholly-owned subsidiary of the Registrant. The Registrant sold all of the assets of Dupree on July 1, 2008.

On December 17, 2010 the Registrant, closed a reverse take-over transaction by which it acquired 100% of the issued and outstanding common stock of Uptone Pictures, Inc., a North Carolina corporation (“Uptone”) which specializes in the creation, production and distribution of content.

Prior to the reverse take-over of Uptone,  the Registrant was a public reporting “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result of the reverse take-over transaction, Uptone became the Registrant’s wholly-owned subsidiary, and the Registrant acquired the business and operations of Uptone. Except as otherwise indicated by the context, references to “we,” “us,” and “our” hereinafter in this Form 10-Q are to the consolidated business of Uptone, except that references to “our common stock”, “our shares of common stock” or “our capital stock” or similar terms shall refer to the common stock of the Registrant.

We specialize in the creation, production and distribution of media content and have developed a number of entertainment products which include:

●	National Television shows

●	Docu-dramas

●	Music Videos

●	Feature Films

●	Specialty content for various other electronic platforms

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

Recent Developments

On May 13, 2011, the Registrant entered into a Subsidiary Put Option Agreement (the “Put Option Agreement”) with Wendi and Michael Davis (the “Purchasers”).  As of May 13, 2011, the Purchasers were members of the Registrant’s Board of Directors (the “Board”).  On such date, the Purchasers were the beneficial holders of 8,166,667 shares of the Registrant’s common stock, par value $0.000001 per share, or 94% of the Registrant’s issued and outstanding common stock (the “Davis Shares”).  Subsequently, the Davis Shares were sold to Geoff Evett pursuant to the terms of a stock purchase agreement further described below.  Under the terms of the Put Option Agreement, the Registrant acquired a put option (the “Put Option”) obligating the Purchasers to purchase the Registrant’s holdings of 100 shares of common stock of Uptone, such shares constituting all of the issued and outstanding shares of Uptone (the “Uptone Shares”) for a total price of $100.  Under the terms of  the Put Option, the Registrant is required to obtain Board and stockholder approval prior exercising the Put Option.  The Put Option will expire on May 13, 2014 (the “Option Termination Date”), unless it is terminated earlier under the terms of the Put Option Agreement.

Pursuant to the terms of the Put Option Agreement, the Purchasers will indemnify the Registrant for any costs, expenses, liabilities or claims incurred by Uptone before, by and through and after the option period (the period from May 13, 2011 to the Option Termination Date or earlier termination as provided in the Put Option Agreement).

We entered into the Put Option Agreement in connection with a stock purchase agreement that the Purchasers separately entered into with Geoff Evett on May 13, 2011 (the “Stock Purchase Agreement”), which closed on May 16, 2011 (the “SPA Closing”).  On the SPA Closing, the Purchasers sold 100% of the Davis Shares to Mr. Evett for an aggregate cash payment of $220,000. On the SPA Closing, the Purchasers, who were previously our officers, resigned from such positions and Mr. Evett was appointed as President, Chief Executive Officer, Chief Financial Officer and Secretary.  On the Closing, the Purchasers submitted resignation letters from their positions as directors which were effective 10 days after the filing and mailing to our stockholders of an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14f-1 promulgated thereunder.  Mr. Evett became our sole director on May 27, 2011.

On June 29, 2011, the Registrant entered into a contribution agreement (the “Contribution Agreement”) with Geoff Evett, our sole director, president, and largest shareholder. Pursuant to the Contribution Agreement, Mr. Evett returned 7,566,667 shares of our common stock to us as a contribution to our  capital. Prior to the execution of the Contribution Agreement, Mr. Evett held 8,166,667 shares of our common stock representing approximately 94.23% of our issued and outstanding shares. Following the execution of the Contribution Agreement, Mr. Evett holds 600,000 shares of our common stock representing approximately 54.54% of our issued and outstanding shares.

On June 29, 2011, the Registrant approved the Certificate of Amendment to change its name to Great American Energy, Inc. The name change was effective as of August 26, 2011.

On August 30, 2011, the Registrant effected a 79-for-1 stock-on-stock dividend for all of the issued and outstanding shares of common stock on the record date of August 29, 2011 (the “Dividend”). Following the Dividend, the Registrant has 88,000,000 shares of common stock outstanding.

We are considering the possibility of acquiring an existing company. Although no specific companies have been identified for such an acquisition, we are focusing on the mineral exploration and development industry. Should we proceed with an acquisition in the mineral exploration and development industry, we may exercise the Put Option in order to focus on the line of business of such a newly acquired subsidiary.

Results of Operations

Revenue for the three months ended September 30, 2011 was $40,072 as compared with $147,592 for the same period in 2010. The 72.84% decrease was due reduced sales. Cost of revenues for the three months ended September 30, 2011 was $25,852 as compared with $114,242 for the three months ended September 30, 2010. The 77.37% decrease was due to reduced sales and sales efforts. Payroll expenses for the three months ended September 30, 2011 were $7,500 as compared to $14,670 for the three months ended September 30, 2010. The 48.88% decrease was due to the layoffs of part time workers . Officers compensation for the three months ended September 30, 2011 was $0 as compared to $2,433 for the three months ended September 30, 2010. This decrease was due to reductions in the number of officers and reduced compensation for remaining officers. General and administrative expenses increased from $17,332 to $58,910. This 239.89% increase was due to increased general and administrative expenses relating to recent corporate transactions.  Net income from operations for the three months ended September 30, 2011 were $(52,190) as compared to $(1,148) for the three months ended September 30, 2010. The decrease of $51,042 was due to reduced sales and increased general and administrative expenses.

Revenue for the nine months ended September 30, 2011 was $162,211 as compared with $235,180 for the same period in 2010. The 31.03% decrease was due reduced sales. Cost of revenues for the nine months ended September 30, 2011 was $89,263 as compared with $231,033 for the nine months ended September 30, 2010. The 61.36% decrease was due to reduced sales and sales efforts. Payroll expenses for the nine months ended September 30, 2011 were $24,522 as compared to $45,764 for the nine months ended September 30, 2010. The 46.42% decrease was due to the layoffs of part time workers. Officers compensation for the nine months ended September 30, 2011 was $996 as compared to $3,995 for the nine months ended September 30, 2010. This decrease of $2,999 was due to reductions in the number of officers and reduced compensation for remaining officers. General and administrative expenses were $105,067 for the nine months ended September 30, 2011 as compared with $36,624 for the same period in 2010. This 186.88% increase was due to increased general and administrative expenses relating to recent corporate transactions.  Net income from operations for the nine months ended September 30, 2011 were $(57,190) as compared to $(82,196) for the nine months ended September 30, 2010. The increase of $25,006 was due to reduced costs of revenue and payroll expenses.

Liquidity and Capital Resources

We generated net losses for the period ending September 30, 2011 and the year ending December 31, 2010, and had a deficit accumulated through September 30, 2011 of $696,061. We had a working capital deficit of $24,171 for the period ending September 30, 2011 and $47,417 at December 31, 2010. We have no long term obligations.

We had a cash balance of $1,852 at September 30, 2011 and $506 at December 31, 2010. For the nine month period ended September 30, 2011 we had net cash inflows of $1,346. Cash flows used in operations for the nine month period ended September 30, 2011 were ($29,204) compared with ($121,763) for the same period in 2010, a decrease which was primarily due to reduced operations. Cash flows used in operations for the nine month period ending September 30, 2011 consisted primarily of decreases in accounts payable ($12,211), credit cards payable ($5,414) and deferred revenue ($4,275). We had net cash provided by financing activities of $30,550 for the nine month period ended September 30, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at and as of September 30, 2011, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(2) Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SECon May 18, 2011.
(3) Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on July 6, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AMERICAN ENERGY, INC.

Date: November 20, 2011	By:	/s/ Geoff Evett
Geoff Evett (Authorized Officer/Principal Executive Officer, Principal Financial Officer/Principal Financial Officer)