Form 10-K
period 2011-12-31
GREAT AMERICAN ENERGY, INC.
filed 2012-04-13
CIK 1393403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to____________

Commission File Number: 333-142516

GREAT AMERICAN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8602410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

999 18th Street, Suite 3000

Denver, Colorado 80202

(Address of principal executive offices)

(303) 952-0455

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.000001 per share:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $125,000 based upon the closing price of $0.25 as quoted on the OTCBB.  Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2012, there were 88,000,000 shares of the registrant’s $0.000001 par value common stock issued and outstanding.

No documents are incorporated into the text by reference.

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements. When used in this Annual Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Annual Report are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.

PART I

Item 1.   Business.

Overview

Great American Energy, Inc. (“Great American Energy” or the “Registrant”) was incorporated in Delaware on February 22, 2007 under the name Southern Bella, Inc. The Registrant was organized to acquire catering companies throughout the United States. The first catering company acquired by the Registrant was Dupree Catering, Inc. (“Dupree”). Dupree is a Kentucky corporation, formed on October 28, 1991. On March 1, 2007, the Registrant acquired all of the shares of stock of Dupree for $110,000 and Dupree became the wholly-owned subsidiary of the Registrant. The Registrant sold all of the assets of Dupree on July 1, 2008.

On December 17, 2010 the Registrant, closed a reverse take-over transaction by which it acquired 100% of the issued and outstanding common stock of Uptone Pictures, Inc., a North Carolina corporation (“Uptone”) which specializes in the creation, production and distribution of content.

Prior to the reverse take-over of Uptone, the Registrant was a public reporting “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result of the reverse take-over transaction, Uptone became the Registrant’s wholly-owned subsidiary, and the Registrant acquired the business and operations of Uptone. Except as otherwise indicated by the context, references to “we,” “us,” and “our” hereinafter in this Form 10-K are to the consolidated business of Uptone, except that references to “our common stock”, “our shares of common stock” or “our capital stock” or similar terms shall refer to the common stock of the Registrant.

We specialize in the creation, production and distribution of media content and have developed a number of entertainment products which include:

•	National Television shows
•	Docu-dramas
•	Music Videos
•	Feature Films
•	Specialty content for various other electronic platforms

On April 20th 2010, we entered into a Production Agreement with Moving Box Entertainment LLC, a North Carolina limited liability company (“Moving Box”) for the production of A Box For Rob (the “Movie”).

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

On June 29, 2011, we approved the Certificate of Amendment to change our name to Great American Energy, Inc. The name change was effective as of August 26, 2011.

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

Item 1A.   Risk Factors.

Not Applicable.

Item 1B.   Unresolved Staff Comments.

Not Applicable.

Item 2.   Properties.

We conduct our operations from office facilities located in Wake Forest, North Carolina. The office is provided to the Company by our former president, Mr. Michael Davis, for which we recognize expenses of $900 per month. Rent expense for 2011 and 2010 were $10,800 and $10,800, respectively. Our office is adequate for our current needs.

Item 3.   Legal Proceedings.

None.

Item 4.   [Removed and Reserved.]

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock with $0.000001 par value. As of March 30, 2011, there were 88,000,0000 shares of common stock issued and outstanding held by 2 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Market Information

Our securities were qualified for quotation on the OTC Bulletin Board in February 2011 under the symbol “SRBL.” The table below lists the high and low sales price per share of our common stock for the respective periods as reported on the OTC Bulletin Board. The following prices for each quarter during the past two fiscal years reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2011
1st Quarter	$-	$-
2nd Quarter	$0.25	$.025
3rd Quarter	$1.00	$0.95
4th Quarter	$0.95	$0.95

Dividends

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of the surplus of the Company. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangement under which equity securities are authorized for issuance.

Sales of Equity Securities/Purchases of Equity Securities

Please see our previously filed Quarterly and Current Reports.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Results of Operations

Revenue for the year ended December 31, 2011 was $172,493 as compared with $268,545 for the same period in 2010. The 35.77% decrease was due reduced sales. Cost of revenues for the year ended December 31, 2011 was $114,758 as compared with $213,659 for the same period in 2010 The 46.29% decrease was due to reduced sales and sales efforts.

Payroll expenses for the year ended December 31, 2011 were $31,650 as compared to $55,423 for the year ended December 31, 2010. The 42.89% decrease was due to the layoffs of part time workers . Officers compensation for the year ended December 31, 2011 was $1,272 as compared to $9,228 for the year ended December 31, 2010. This decrease was due to reductions in the number of officers and reduced compensation for remaining officers. General and administrative expenses increased from $148,369 to $160,864. This 8.4% increase was due to increased general and administrative expenses relating to recent corporate transactions. Net income from operations for the year ended December 31, 2011 were $(136,051) as compared to $(158,134) for the year ended December 31, 2010. This reduced loss was due to reduced operations.

Liquidity and Capital Resources

We generated net losses for the year ended December 31, 2011 and the year ended December 31, 2010 and had an accumulated deficit of $774,485 through December 31, 2011. We had a working capital deficit of $31,025 for the year ended December 31, 2011 and $47,417 for the year ended December 31, 2010. We have no long term obligations.

We had a cash balance of $0 at December 31, 2011 and $506 at December 31, 2010. For the year ended December 31, 2011 we had net cash outflows of $506. Cash flows used in operations for the year ended December 31, 2011 were $51,043 compared with $173,395 for the year ended December 31, 2010, a decrease which was primarily due to reduced operations. Cash flows used in operations for the year ended December 31, 2011 consisted primarily of decreases in accounts payable ($6,009), credit cards payable ($5,414) and deferred revenue ($5,475). We had net cash provided by financing activities of $0 for the year ended December 31, 2011.

During the remaining fiscal year 2012, we expect that our operations will be funded by advances from management and financing activities. However, there is no assurance that we will be able to obtain sufficient funds to support our operations as planned. We are dependent on the continued support of our creditors and our ability to raise further capital to fund ongoing expenditures. In current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to our to continue operating as a going concern. In the event we are unable to raise additional capital, we will not be able to meet our obligations and will be required to further curtail or terminate some of our projects and/or activities.

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

Our independent auditors have indicated in their audit report for the years ended December 31, 2011 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Contractual Obligations

We lease our office facilities in Wake Forest North Carolina. Our lease expense is $900 per month and our lease shall terminate on July 1, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Accounting Judgments and Estimates

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We believe that certain accounting policies are of more significance in our consolidated financial statement preparation process than others, which policies are discussed below. See also Note 2 to the accompanying Financial Statement attached hereto beginning on page F-1 for a summary of our principal accounting policies.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. We consider revenue realized or realizable and earned when persuasive evidence of an arrangement exists, goods have been provided, and collectability is reasonably assured. With respect to revenues for the purchase of air time in advance, these criteria are assumed to have been met if a customer orders air time, payment for the time clears, and the entire air time purchased is available to the customer.  Other revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period until the goods are provided.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2011 and 2010, there were no cash equivalents.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Please see the accompanying Financial Statements attached hereto beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).   Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.  Based on the management's assessment and review of our financial statements and results for the year ended December 31, 2011, we have not established effective internal controls.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.  Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by our  internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

During our review of our financial statements and results for the year ended December 31, 2011, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting. Based on its evaluation as of December 31, 2011, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011 and has identified a material weakness in our internal controls over financial reporting.

The material weakness relates to the following:

a.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.  This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

b.  Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. As soon as our finances allow, we intend to hire additional accounting staff.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the period ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act that permits us, as a smaller reporting company, to provide only management’s report in this Annual Report.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Significant Employees

The following table sets forth the name and age of each member of our current members of our board of directors and/or executive officers, the positions and offices held by each of them with us, and the period during which they have served in their respective position.  Directors serve until the election and qualification of their successors.   There was no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director.  There are no family relationships among our officers, directors, or persons nominated for such positions.

Name	Age	Position	Period Served
Geoff Evett	73	Sole Director	5/27/11- present
		President, CEO, CFO, Secretary	5/16/11 - present

Biographical Information

The following is a brief account of the education and business experience of our sole director and officer.

Geoff Evett. Mr. Evett joined us as President, Chief Executive Officer, Chief Financial Officer, and Secretary on May 16, 2011 and as our sole director on May 27, 2011. Mr. Evett, age 73, is a former banker with 33 years of experience in the banking industry. Currently, Mr. Evett serves as the managing director of a business consulting company registered in Spain and serves as a director of Themis MN Fund Limited, a hedge fund listed on the Dublin Stock Exchange. He was formerly a director, Chief Executive Officer and Chairman of Ignis Petroleum Group, Inc., which was formerly subject to the requirements of section 15(d) of the Exchange Act. Mr. Evett is an Associate of the British Chartered Institute of Bankers and received his education at Blundell’s School in the United Kingdom.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events described in Rule 401(f) of Regulation S-K in the last 10 years.

Code of Ethics

We have not yet adopted a code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, based solely on information publicly available, during the fiscal year ended December 31, 2011, our director and executive officers complied with Section 16(a) filing requirements.

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

We do not have a separately designated audit committee. The board of directors serves as our audit committee. We do not have an “audit committee financial expert” as defined in the applicable rules and regulations of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Summary Compensation Table

          The following table sets forth information for the fiscal years ended December 31, 2011, 2010, and 2009 regarding all forms of compensation received by all persons who served as our Principal Executive Officer, and Principal Financial Officer during the fiscal year ended December 31, 2011.   We did not have any executive officer who received more than $100,000 for services during the fiscal year ended December 31, 20110.

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards		All Other Compensation		Total
(a)	(b)	(c)		(d)	(e)		(f)		(g)		(h)

Geoff Evett, Sole Director, Chief Executive Officer, Chief Financial Officer	2011		$-0-	$-0-		$-0-		$-0-		$-0-		$-0-
	2010	$	N/A	$ N/A	$	N/A	$	N/A	$	N/A	$	N/A
	2009	$	N/A	N/A	$	N/A	$	N/A	$	N/A	$	N/A

Michael Davis, Former Chief Executive Officer, Former Chief Financial Officer(1)	2011		$-0-	$-0-		$-0-		$-0-		$-0-		$-0-
	2010		$3,500	$-0-		$-0-		$-0-		$-0-		$3,500
	2009		$20,510	$-0-		$-0-		$-0-		$-0-		$20,510

(1) Mr. Davis resigned on May 16, 2011.

Employment Agreements with Executive Officers

We currently have no employment agreements with any of our executive officers.

Compensation of Directors

Currently, we do not pay any compensation to our director for his service on the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as those acquirable pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of December 31, 2010 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock	Percent of Class
Common Stock	Geoff Evett, 999 18th Street, Suite 3000, Denver, Colorado 80202	48,000,000	54.54%

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, we have not adopted any Equity Compensations Plans.

Compensation Committee

We do not have a separately designated compensation committee. Our board of directors serves as our compensation committee. Our sole director is also our sole executive officer.

Compensation Committee Report

Our board of directors has reviewed our executive compensation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We did not participate in any transaction with any related person where the amount involved exceeded $120,000. See also Note 5 to the accompanying Financial Statement attached hereto beginning on page F-1 for a description of related party transactions.

Item 14. Principal Accountant Fees and Services

Audit Fees

During the year ended December 31, 2011 and December 31, 2010, M&K CPAS, PLLC (“M&K”) fees were approximately $11,000 and $7,000, respectively.  The fees were for professional services for the audit of our financial statements and review of financial statements included in our Forms 10-K and 10-Q’s, as applicable.

Audit-Related Fees

During the years ended December 31, 2011 and 2010, there were no fees relating to the performance of any other audit or review of our financial statements by M&K.

Tax Fees

During the years ended December 31, 2011 and 2010, there were $0 fees relating to professional tax services.

All Other Fees

During the years ended December 31, 2011 and 2010, there were no other fees relating to services provided by M&K.

The above-mentioned fees are set forth as follows in tabular form:

	2011	2010
Total Audit Fees	$11,000	$7,000
Total Audit Related Fees	$-0-	$-0-
Total Tax Fees	$-0-	$-0-

Total of All Other Fees	-0--	-0--

All services and fees described above for the years ended December 31, 2011 and December 31, 2010 were approved by the entire board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

Page
Report of M&K CPAS, PLLC	F-2
Consolidated Balance Sheets at December 31, 2011 and 2010	F-3
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2011 and 2010	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011 and 2010	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F-5
Notes to Consolidated Financial Statements	F-7

Exhibits

The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws (1)
21.1	Subsidiaries of the Registrant*
23.2	Consent Of M&K CPAS,PLLC*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema(2)
101.CAL	Taxonomy Extension Calculation Linkbase(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase(2)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase(2)

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.
(2)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2012	GREAT AMERICAN ENERGY, INC.

	By:	/s/ Geoff Evett
Geoff Evett, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 13, 2012	/s/ Geoff Evett
Geoff Evett, sole director

FINANCIAL STATEMENTS

Great American Energy, Inc., formerly Southern Bella, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Great American Energy, Inc.

(formerly Southern Bella, Inc.)

We have audited the accompanying balance sheets of Great American Energy, Inc. (Formerly Southern Bella, Inc.) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the twelve month periods ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great American Energy, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 13, 2012

GREAT AMERICAN ENERGY, INC.

(formerly SOUTHERN BELLA, INC.)

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

ASSETS	December 31,
	2011	2010

CURRENT ASSETS
Cash	$-	$506
Total current assets	-	506

TOTAL ASSETS	$-	$506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$572	$-
Accounts payable	5,630	12,211
Credit card payable	-	5,414
Deferred revenue	12,025	17,500
Accrued liabilities	12,798	12,798
Total current liabilities	31,025	47,923

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized, none issued and outstanding
Common stock, $0.000001 par value, 1,000,000,000 shares authorized,
88,000,000 and 95,566,667 issued and outstanding at December 31, 2011 and
December 31, 2010, respectively	88	96
Additional paid in captial	743,372	590,921
Accumulated earnings (deficit)	(774,485)	(638,434)
Total stockholders' equity (deficit)	(31,025)	(47,417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$506

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN ENERGY, INC.

(formerly SOUTHERN BELLA, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	YEAR
	ENDED
	December 31, 2011	December 31, 2010

REVENUE	$172,493	$268,545

COST OF REVENUES	114,758	213,659

OPERATING EXPENSES
Payroll expenses	31,650	55,423
Officers compensation	1,272	9,228
General and administrative	160,864	148,369
Total operating expenses	193,786	213,020

NET INCOME (LOSS) FROM OPERATIONS	(136,051)	(158,134)

OTHER INCOME
Internet sales	-	46
Total other income (expenses)	-	46

NET LOSS FOR THE YEAR	$(136,051)	$(158,088)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	91,731,507	55,585,845

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN ENERGY, INC.

(formerly SOUTHERN BELLA, INC.)

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	YEAR
	ENDED
	DECEMBER 31, 2011	DECEMBER 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(136,051)	$(158,088)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	10,800	9,900
Contributed capital	91,106	-
Changes in operating assets and liabilities:
Increase or (decrease) in accounts payable	(6,009)	15,593
Increase or (decrease) in credit card payable	(5,414)	-
Increase or (decrease) in deferred revenue	(5,475)	(40,800)
Net cash used in operating activities	(51,043)	(173,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of reverse merger		22
Net cash provided by investing activities		22

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	50,537	169,967
Net cash provided by financing activities	50,537	169,967

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(506)	(3,406)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	506	3,912

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN ENERGY, INC.

(formerly SOUTHERN BELLA, INC.)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD ENDED DECEMBER 31, 2011

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2010	-	$-	55,566,667	$56	$423,870	$(480,346)	$(56,420)
Effect of reverse merger			40,000,000	40	(12,816)	-	(12,776)
Capital contribution					169,967		169,967
Donated rent					9,900		9,900
Net loss for the period						(158,088)	(158,088)

Balance - December 31, 2010	-	$-	95,566,667	$96	$590,921	$(638,434)	$(47,417)
Donated and cancelled shares			(7,566,667)	$(8)	$8
Capital contribution					141,643		141,643
Donated rent					10,800		10,800
Net loss for the period						(136,051)	(136,051)

Balance - December 31, 2011	-	$-	88,000,000	$88	$743,372	$(774,485)	$(31,025)

Great American Energy, Inc., formerly Southern Bella, Inc.

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

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Great American considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, goods have been provided, and collectability is reasonably assured. With respect to revenues for the purchase of air time in advance, these criteria are assumed to have been met if a customer orders air time, payment for the time clears, and the entire air time purchased is available to the customer.  Other revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period until the goods are provided. There was deferred revenue of $12,025 and $17,500 for the years ending December 31, 2011 and 2010, respectively.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2011 and 2010, there were no cash equivalents.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents. Great American had no common stock equivalents outstanding at December 31, 2011 and 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

Great American’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of December 31, 2011, the Company has a working capital deficit of $31,025 and has an accumulated deficit of $774,485. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DEFERRED REVENUE

At December 31, 2011, deferred revenue consists of $12,025 of a $25,000 contract for air time from June 1, 2009 through May 30, 2014. At December 31, 2010, deferred revenue consists of $17,500 of that same contract.

NOTE 4 – STOCKHOLDERS’ EQUITY

On December 31, 2010, Wendi Davis owned 8,166,667 shares of common no-par stock.  During 2010, the Company received $151,517 of contributed capital from two related parties and $18,450 of capital from a non related party.

Under the Exchange Agreement in 2010, the Registrant completed the acquisition of all of the issued and outstanding shares of Uptone through the issuance of 8,166,667 restricted shares of Common Stock to Wendi Davis, sole shareholder of Uptone.  Immediately prior to the Exchange Agreement transaction, the Registrant had 8,666,667 shares of Common Stock issued and outstanding, of which 8,166,667 share of Common Stock are owned by Viola J. Heitz, which 8,166,667 shares were cancelled immediately prior to the Closing pursuant to the Exchange Agreement.  Immediately after the issuance of the shares to Wendi Davis, sole shareholder of Uptone, the Registrant had 8,666,667 shares of Common Stock issued and outstanding.

Geoff Evett owns 600,000 shares of common stock at .000001 par value.  During the year ended 2011, the Company received $50,537 of contributed capital from two related parties.

On June 29, 2011, the Company entered into a contribution agreement with the President, Geoff Evett, where Mr. Evett returned 7,566,667 shares of common stock to the Company as a contribution to the Company’s capital.

On August 29, 2011, the Company declared a 79 for 1 stock dividend payable on August 30, 2011 to shareholders of record on August 29, 2011. This dividend is shown retroactively.

During 2011 Metlera Capital which is owned equally by Geoff Evett and his wife contributed $87,106 in capital, $10,800 in rent and $4,000 in consulting to the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2011, the Company received $152,443 of contributed capital from three related parties:  $27,537 from 7Worldwide, owned by the former President, Mike Davis, $23,000 from MedPlus, owned by the former Secretary’s father, $101,906 of contributed capital from Metlera Capital SL, owned equally by Geoff Evett and his wife. The $101,906 consists of $87,106 of cash, $10,800 in rent and $4,000 in consulting.

The Company conducts its operations from facilities located in Wake Forest, North Carolina.  This office is provided to the Company by its former President, Mike Davis, for which the company recognizes expenses of $900 per month through July 1, 2012.  Rent expense for the year ending December 31, 2011 and for the year of 2010 was $10,800 and $9,900, respectively.

NOTE 6 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2031 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $774,485 and $638,434, at December 31, 2011, and 2010, respectively. The significant components of the deferred tax asset as of December 31, 2011, and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net operating loss carryforwards	$(271,070)	$(223,452)
Valuation allowance	271,070	223,452
Net deferred tax asset	$-	$-

NOTE 7 – CONCENTRATION OF MAJOR CUSTOMERS

As of December 31, 2011 the Company received 79% of its revenue from two customers. The specific concentrations were Customer A at 45% and Customer B at 34%.

As of December 31, 2010 the Company received 89% of its revenue from three customers.  The specific concentrations were Customer A at 37%, Customer B at 37%, and Customer C at 15%.

NOTE 8 – LEASES

The Company conducts its operations from facilities located in Wake Forest, North Carolina.  This office is provided to the Company by Mike Davis for which the company recognizes expenses of $900 per month through July 1, 2012.  Rent expense for 2011 and 2010 was $10,800 and $10,800 respectively.

The following is a schedule of future lease payments as of December 31, 2011.

YEAR	AMOUNT

2012	$5,400

NOTE 9 – ACQUISITIONS

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

