Form 10-Q
period 2012-03-31
GREAT AMERICAN ENERGY, INC.
filed 2012-05-15
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑         REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of May 18, 2012, there were 88,000,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Great American Energy, Inc., formerly Southern Bella, Inc.

Index

Unaudited Balance Sheets as of March 31, 2012 and December 31, 2011	F-2

Unaudited Statements of Operations for the three months ended March 31, 2012 and 2011	F-3

Unaudited Statements of Cash Flows for the three months ended March 31, 2012 and 2011	F-4

Notes to the Financial Statements	F-5 – F-9

GREAT AMERICAN ENERGY, INC.
(formerly SOUTHERN BELLA, INC.)
BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	Unaudited
ASSETS	March 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash	$9,708	$-
Total current assets	9,708	-

TOTAL ASSETS	$9,708	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$-	$572
Accounts payable	-	5,630
Deferred revenue	10,775	12,025
Accrued liabilities	12,798	12,798
Total current liabilities	23,573	31,025

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized, none issued and outstanding
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 88,000,000
issued and outstanding at March 31, 2012 and December 31, 2011, respectively	88	88
Additional paid in capital	838,456	743,372
Accumulated earnings (deficit)	(852,409)	(774,485)
Total stockholders' equity (deficit)	(13,865)	(31,025)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,708	$-

 The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly SOUTHERN BELLA, INC.)
 STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	THREE MONTHS
	ENDED
	MARCH 31, 2012	MARCH 31, 2011

REVENUE	$69,351	$84,585

COST OF REVENUES	32,478	44,128

OPERATING EXPENSES
Payroll expenses	3,365	13,609
Officers compensation	531	976
General and administrative	110,901	36,573
Total operating expenses	114,797	51,158

NET LOSS FROM OPERATIONS	$(77,924)	$(10,701)

NET LOSS	$(77,924)	$(10,701)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	88,000,000	95,566,667

 The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly SOUTHERN BELLA, INC.)
 STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	THREE MONTHS
	ENDED
	MARCH 31, 2012	MARCH 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(77,924)	$(10,701)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	2,700	1,800
Donated consulting services	20,000	-
Changes in operating assets and liabilities:
Increase or (decrease) in bank overdraft	(572)	-
Increase or (decrease) in accounts payable	(5,630)	(12,211)
Increase or (decrease) in credit card payable	-	1,468
Increase or (decrease) in deferred revenue	(1,250)	(1,875)
Net cash used in operating activities	(62,676)	(21,519)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	72,384	27,050
Net cash provided by financing activities	72,384	27,050

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,708	5,531

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	506

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,708	$6,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

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

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Great American considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, goods have been provided, and collectability is reasonably assured. With respect to revenues for the purchase of air time in advance, these criteria are assumed to have been met if a customer orders air time, payment for the time clears, and the entire air time purchased is available to the customer.  Other revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period until the goods are provided.  There was deferred revenue of $10,775 and $12,025 for the three month period ending March 31, 2012 and the year ending December 31, 2011, respectively.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2012 and December 31, 2011, there were no cash equivalents.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  Great American had no common stock equivalents outstanding at March 31, 2012 and December 31, 2011.

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

Great American’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations.  As of March 31, 2012, the Company has a working capital deficit of $13,865 and has an accumulated deficit of $852,409.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DEFERRED REVENUE

At March 31, 2012, deferred revenue consists of $10,775 of a $25,000 contract for air time from June 1, 2009 through May 30, 2014.   At December 31, 2011, deferred revenue consists of $12,025 of that same contract.

NOTE 4 - STOCKHOLDERS’ EQUITY

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

During the first quarter of 2012, Metlera Capital contributed $46,534 in capital, $2,700 in rent and $20,000 in consulting to the Company.  Also during the first quarter of 2012 7Worldwide, owned by the former President, Mike Davis and Medplus, owned by the former Secretary’s father contributed $20,100 and $28,450, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the first quarter of 2012, the Company received $95,084 of contributed capital from three related parties:  $20,100 from 7Worldwide, owned by the former President, Mike Davis, $28,450 from MedPlus, owned by the former Secretary’s father, $46,534 of contributed capital from Metlera Capital SL, owned equally by Geoff Evett and his wife.  The $46,534 consists of $23,834 of cash, $2,700 in rent and $20,000 in consulting.

The Company conducts its operations from facilities located in Wake Forest, North Carolina.  This office is provided to the Company by its former President, Mike Davis, for which the company recognizes expenses of $900 per month through July 1, 2012.  Rent expense for the three months ending March 31, 2012 and the year ending December 31, 2011 was $2,700 and $10,800, respectively.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

On April 19, 2012, Mr. Geoff Evett, our Chief Executive Officer, tendered his resignation from his position as CEO of the Company.

On April 19, 2012, Mr. Felipe Pimienta Barrios was appointed Chief Executive Officer by the Company’s Board of Directors.  On the same date Mr. Pimienta was appointed by the Company’s Board of Directors to fill a vacancy on the Board.

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

Overview

Great American Energy, Inc. (“Great American Energy” or the “Registrant”) was incorporated in Delaware on February 22, 2007 (originally under the name Southern Bella, Inc.). The Registrant was organized to acquire catering companies throughout the United States. The first catering company acquired by the Registrant was Dupree Catering, Inc. (“Dupree”). Dupree is a Kentucky corporation, formed on October 28, 1991. On March 1, 2007, the Registrant acquired all of the shares of stock of Dupree for $110,000 and Dupree became the wholly-owned subsidiary of the Registrant. The Registrant sold all of the assets of Dupree on July 1, 2008.

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

On June 29, 2011, we entered into a contribution agreement (the “Contribution Agreement”) with Geoff Evett, our sole director, president, and largest shareholder. Pursuant to the Contribution Agreement, Mr. Evett returned 7,566,667 shares of our common stock to us as a contribution to our  capital. Prior to the execution of the Contribution Agreement, Mr. Evett held 8,166,667 shares of our common stock representing approximately 94.23% of our issued and outstanding shares. Following the execution of the Contribution Agreement, Mr. Evett holds 600,000 shares of our common stock representing approximately 54.54% of our issued and outstanding shares.

On June 29, we approved the Certificate of Amendment to change our name to Great American Energy, Inc.  The name change was effective as of August 26, 2011.

On August 30, 2011, we effected a 79-for-1 stock-on-stock dividend for all of the issued and outstanding shares of our common stock on the record date of August 29, 2011 (the “Dividend”). Following the Dividend, we have 88,000,000 shares of common stock outstanding.

On April 19, 2012, our then Chief Executive Officer, Mr. Evett, tendered his resignation and our Board appointed Mr. Felipe Pimienta Barrios as our Chief Executive Officer and member of our Board.  Mr. Evett remains on our Board.

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

Results of Operations

Revenue for the three months ended March 31, 2012 was $69,351 as compared with $84,585 for the same period in 2011. The 18.01% decrease was due reduced sales. Cost of revenues for the three months ended March 31, 2012 was $32,478 as compared with $44,128 for the three months ended March 31, 2011. The 26.40% decrease was due to reduced sales and sales efforts. Payroll expenses for the three months ended March 31, 2012 were $3,365 as compared to $13,609 for the three months ended March 31, 2011. The 75.27% decrease was due to the layoffs of part time workers . Officers compensation for the three months ended March 31, 2012 was $531 as compared to $976 for the three months ended March 31, 2011. This decrease was due to reductions in the number of officers and reduced compensation for remaining officers. General and administrative expenses increased from $36,573 to $110,901. This 203.23% increase was due to increased general and administrative expenses relating to recent corporate transactions.  Net loss from operations for the three months ended March 31, 2012 were $77,924 as compared to $10,701 for the three months ended March 31, 2011. The increase of $67,233 was due to reduced sales and increased general and administrative expenses.

Liquidity and Capital Resources

We generated net losses for the period ending March 31, 2012 and the year ending December 31, 2011, and had a deficit accumulated through March 31, 2012 of $852,409. We had a working capital deficit of $13,865 for the period ending March 31, 2012 and $31,025 at December 31, 2011. We have no long term obligations.

We had a cash balance of $9,708 at March 31, 2012 and $0 at December 31, 2011. For the three month period ended March 31, 2012 we had net cash inflows of $9,708. Cash flows used in operations for the three month period ended March 31, 2012 were ($38,842) compared with ($21,519) for the same period in 2011, a decrease which was primarily due to reduced operations. Cash flows used in operations for the three month period ending March 31, 2012 consisted primarily of a net loss from operations of ($77,924), contributed capital of $48,834, decreases in accounts payable ($5,630), and deferred revenue ($1,250). We had net cash provided by financing activities of $48,550 for the three month period ended March 31, 2012.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at and as of March 31, 2012, our disclosure controls and procedures are not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)  Unregistered Sales of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Item
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Subsidiary Put Option Agreement dated May 13, 2011(3)
10.2	Contribution Agreement dated June 29, 2011(4)
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

*             Filed herewith.
(1)           Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-K filed with the SEC on April 13, 2012.
(2)           Incorporated by reference to the exhibit to the registrant’s registration statement on Form SB-2 filed with the SEC on November 14, 2007.
(3)           Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on May 18, 2011.
(4)           Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on July 6, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AMERICAN ENERGY, INC.

Date: May 15, 2012	By:	/s/ Felipe Pimienta Barrios
(Authorized Officer/Principal Executive Officer, Principal Financial Officer/Principal Financial Officer)