Form 10-Q
period 2012-06-30
GREAT AMERICAN ENERGY, INC.
filed 2012-08-20
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑         REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

(303) 952-0455
(Issuer Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of August 20, 2012, there were 88,277,778 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Balance Sheets as of June 30, 2012 and December 31, 2011

Unaudited Statements of Operations for the six and three months ended June 30, 2012 and 2011

Unaudited Statements of Cash Flows for the six months ended June 30, 2012 and 2011

Notes to the Financial Statements

GREAT AMERICAN ENERGY, INC.
(formerly SOUTHERN BELLA, INC.)
AN EXPLORATION STAGE COMPANY
BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	Unaudited
ASSETS	June 30	December 31,
	2012	2011

CURRENT ASSETS
Cash	$59,514	$-
Total non-current assets	59,514	-
OTHER ASSETS
Mineral options	150,000	-
TOTAL ASSETS	$209,514	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Discontinued operations - liabilities held for sale	$-	$31,025
Total current liabilities	-	31,025

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized, none issued and outstanding
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 88,000,000
issued and outstanding at June 30, 2012 and December 31, 2011, respectively	88	88
Stock payable	250,000	-
Additional paid in capital	922,010	743,372
Deficit accumulated during exploration stage	-	-
Accumulated earnings (deficit)	(962,584)	(774,485)
Total stockholders' equity (deficit)	209,514	(31,025)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$209,514	$-

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly SOUTHERN BELLA, INC.)
AN EXPLORATION STAGE COMPANY
STATEMENTS OF OPERATIONS
FOR THE SIX and THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	SIX MONTHS		THREE MONTHS		PERIOD FROM JUNE 29, 2012, ENTRANCE INTO EXPLORATION STAGE, TO JUNE 30, 2012
	ENDED		ENDED
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	0	-	-

OPERATING EXPENSES
Officers compensation	14,000	-	14,000	-	-
General and administrative	93,781	-	55,578	-	-
Total operating expenses	107,781	-	69,578	-	-

NET LOSS FROM CONTINUING OPERATIONS	(107,781)	-	(69,578)	-	-

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued Uptone Pictures, Inc.	(80,318)	(5,437)	(40,597)	5,264	-

NET LOSS	$(188,099)	$(5,437)	$(110,175)	$5,264	$-

BASIC AND DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$(0.00)	$0.00	$(0.00)	$0.00	$0.00
BASIC AND DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	88,000,000	95,566,667	88,000,000	95,566,667	88,000,000

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly SOUTHERN BELLA, INC.)
AN EXPLORATION STAGE COMPANY
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	SIX MONTHS
	ENDED
	JUNE 30, 2012	JUNE 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(188,099)	$(5,437)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	5,400	3,600
Donated consulting services	27,500	-
Changes in operating assets and liabilities:
Increase or (decrease) in bank overdraft	(572)	-
Increase or (decrease) in accounts payable	(5,630)	(12,211)
Increase or (decrease) in credit card payable	-	(5,414)
Increase or (decrease) in deferred revenue	(2,500)	(3,075)
Net cash used in operating activities	(163,901)	(22,537)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash surrendered in deconsilidation	(1,988)	-
Cash paid for mineral options	(150,000)	-
Net cash prvided by investing activities	(151,988)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	250,000	30,550
Contributed capital	125,403
Net cash provided by financing activities	375,403	30,550

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,514	8,013

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	506

CASH AND CASH EQUIVALENTS - END OF PERIOD	$59,514	$8,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

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

On August 30, 2011, the Company effected a 79-for-1 stock-on-stock dividend for all of the issued and outstanding shares of the Company’s common stock on the record date of August 29, 2011 (the “Dividend”). Following the Dividend, the Company had 88,000,000 shares of common stock outstanding.

On April 19, 2012, Mr. Geoff Evett, the Company’s Chief Executive Officer, tendered his resignation from his position as CEO of the Company.

On April 19, 2012, Mr. Felipe Pimienta Barrios was appointed Chief Executive Officer by the Company’s Board of Directors.  On the same date Mr. Pimienta was appointed by the Company’s Board of Directors to fill a vacancy on the Board.

On May 8, 2012, the Company entered into a Regulation S Subscription Agreement (the “Subscription Agreement”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”).  Pursuant to the Subscription Agreement, the Company issued 277,778 “Units” to Pacific Oil in consideration of $250,000.  Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase a share of our common stock for $1.30 per share. Following the issuance of the Units, the Company has 88,277,778 shares of common stock outstanding.

On June 7, 2012, the Company entered into a Mineral Property Option Agreement (the “Wallach Agreement”) with Mr. David A. Wallach of 0911325 BC, Ltd. (“Wallach”) with an effective date of April 28, 2012.  Pursuant to the Wallach Agreement, Wallach has granted the Company the exclusive right to acquire an undivided 60% interest in 10 mining claims consisting of approximately 2,958 hectares of property located near Trail, British Columbia. To exercise the Wallach Option, the Company must (i) make cash payments to Wallach totaling $350,000, (ii) fund improvement and mineral exploration projects on the property totaling $350,0000, and (iii) if the mineral and exploration projects provide evidence that there is the equivalent of at least $1,000,000,000 of gross value on the property, issue 1,000,000 shares of its common stock to Wallach.  The Company must satisfy the above-described conditions and exercise the Wallach Option no later than April 30, 2015. After exercise of the Wallach Option, Wallach will retain a 2% net smelter royalty for any and all minerals mined and delivered from the property.   The Company and Wallach have also agreed to cooperate in acquiring mining claims in the area within an 8.5 kilometer radius of the property, with such acquisitions to be subject to the terms of the Wallach Agreement.

On June 13, 2012, we entered into the Mineral Property Option Agreement (the “ GeoXplor Option Agreement”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the GeoXplor Option Agreement, GeoXplor has granted the Company the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada. To exercise the GeoXplor Option, the Company must make cash payments to GeoXplor totaling $575,000 and fund improvement and mineral exploration projects on the property totaling $800,0000.  The Company must satisfy the above-described conditions and exercise the GeoXplor Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property.

On June 29, 2012, the Company exercised the above-described Put Option and the Company divested itself of the Uptone Shares. In connection with this exercise, all of the assets and liabilities of Uptone have been transferred to the Purchasers and as of June 29, 2012, the Company no longer has any subsidiaries and the operations of Uptone are no longer the operations of the Company.

BASIS OF PRESENTATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

EXPLORATION STAGE

The Company complies with Accounting Standards Codification 915-10 for its characterization of the Company as exploration stage.

RECLASSIFICATIONS

Certain prior period amounts have reclassified to conform to the current period presentation. There was no material effect to the financial statements as result of these reclassifications.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2012 and December 31, 2011, there were no cash equivalents.

DISCONTINUED OPERATIONS

The results of operations of a component of an entity that either has been disposed of or is classified as held for sale is reported in discontinued operations if both of the following conditions are met:

a.  The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction.
b.  The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods will report the results of operation of the component, including any gain or loss recognized, in discontinued operations.  The results of operation of a component classified as held for sale shall be reported in discontinued operations in the period(s) in which they occur.

MINERAL PROPERTY COSTS

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a reuslt of establishing proven, proved, probable, or possible reserves, the costs incrrred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

PURCHASE OPTIONS FOR MINING PROPERTY

Costs associated with acquisitions related to purchase options for mining properties are capitalized when the costs are incurred in accordance with ASC 340.10. The costs are carried at the amount paid and tranferred to the appropriate asset account if the option is exercised. If it is determined that the Company will not exercise the option, the option is expensed.

ASSET RETIREMENT OBLIGATION

The FASB standard on accounting for asset retirement obligation requires that the fair value of the liability for asset retirement costs be recognized in an entity's balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which liabilities can be reasonably estimated. The present value of the estimated future asset retirement obligation ("ARO"), as of the date of acquisition or the date at which mining commences is capitalized as part of the costs of mineral assets and recorded with an offsetting liability. The asset retirement costs are depleted over the production life of the mineral assets on a unit-of-production basis.

The ARO is recorded at fair value and accretion expense is recognized as the discounted liability is accreted to its expected settlement value. The fair value of the ARO liability is measured by using expected future cash outflows discounted at the Company's credit adjusted risk free interest rate.

Amounts incurred to settle plugging and abandonment obligations that are either less than or greater than amounts accrued are recorded as a grain or loss in current operations. Revisions to prevous estimates, such as the estimated cost to remediate and abandon a mine may require adjustments to the ARO and are capitalized as part of the costs of mineral assets.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  Great American had no common stock equivalents outstanding at June 30, 2012 and December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

Great American’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations.  As of June 30, 2012, the Company has working capital of $59,514 and has an accumulated deficit of $962,584.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

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

On June 30, 2012, the Company had a stock payable amount of $250,000 associated with the Regulation S Subscription Agreement (the “Subscription Agreement”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”) entered on May 8, 2012. Pursuant to the Subscription Agreement, the Company issued 277,778 “Units” to Pacific Oil in consideration of $250,000. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase a share of our common stock for $1.30 per share.

NOTE 4 – PUT OPTION

Under the terms of the Put Option Agreement, Southern Bella acquired a put option (the “Put Option”) obligating the Purchasers to purchase Southern Bella’s holdings of 100 shares of common stock of Uptone, such shares constituting all of the issued and outstanding shares of Uptone (the “Uptone Shares”) for a total price of $100.

Below is the summary of the Put Option Agreement including fair value of assets disposed, liabilities disposed and consideration received as of June 29, 2012, when the option was exercised.

Below are the asset and liability values for Uptone Pictures, Inc. prior to exercise of Put Option Agreement:

Cash	$1,988
Total assets	1,988

Accrued liabilities	12,798
Deferred revenue	9,525
Total liabilities	22,323

Net assets – discontinued operations	$(20,335)

Geoff Evett owns 600,000 shares of common stock at .000001 par value.  During 2011, the Company received $50,537 of contributed capital from two related parties.

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

During the first quarter of 2012, Metlera Capital contributed $46,534 in capital, $2,700 in rent and $20,000 in consulting to the Company.  Also during the first quarter of 2012, 7Worldwide, owned by the former President, Mike Davis and Medplus, owned by the former Secretary’s father, contributed $20,100 and $28,450, respectively.

During the second quarter of 2012, Metlera Capital contributed $31,742 in capital, $2,700 in rent and $7,500 in consulting to the Company.  Also during the second quarter of 2012, 7Worldwide, owned by the former President, Mike Davis and Medplus, owned by the former Secretary’s father, contributed $3,175 and $28,252, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the first quarter of 2012, the Company received $95,084 of contributed capital from three related parties:  $20,100 from 7Worldwide, owned by the former President, Mike Davis, $28,450 from MedPlus, owned by the former Secretary’s father, and $46,534 of contributed capital from Metlera Capital SL, owned equally by Geoff Evett and his wife.  The $46,534 consists of $23,834 of cash, $2,700 in rent and $20,000 in consulting.

During the second quarter of 2012, the Company received $63,169 of contributed capital from three related parties:  $3,175 from 7Worldwide, owned by the former President, Mike Davis, $28,252 from MedPlus, owned by the former Secretary’s father, and $31,742 of contributed capital from Metlera Capital SL, owned equally by Geoff Evett and his wife.  The $31,742 consists of $21,542 in cash, $2,700 in rent and $7,500 in consulting.

Prior to the exercise of the Put Option, the Company conducted its operations from facilities located in Wake Forest, North Carolina.  This office was provided to the Company by its former President, Mike Davis, for which the company recognized expenses of $900 per month through July 1, 2012.  Rent expense for the six months ending June 30, 2012 and the year ending December 31, 2011 was $5,400 and $10,800, respectively.

NOTE 6 – MINERAL OPTIONS

On June 7, 2012, the Company entered into a Mineral Property Option Agreement (the “Wallach Agreement”) with Mr. David A. Wallach of 0911325 BC, Ltd. (“Wallach”) with an effective date of April 28, 2012. Pursuant to the Wallach Agreement, Wallach has granted the Company the exclusive right to acquire an undivided 60% interest in 10 mining claims consisting of approximately 2,958 hectares of property located near Trail, British Columbia. To exercise the Wallach Option, the Company must (i) make cash payments to Wallach totaling $350,000, of which $75,000 had been paid as of June 30, 2012 (ii) fund improvement and mineral exploration projects on the property totaling $350,0000, and (iii) if the mineral and exploration projects provide evidence that there is the equivalent of at least $1,000,000,000 of gross value on the property, issue1,000,000 shares of its common stock to Wallach. The Company must satisfy the above-described conditions and exercise the Wallach Option no later than April 30,2015. After exercise of the Wallach Option, Wallach will retain a 2% net smelter royalty for any and all minerals mined and delivered from the property. The Company and Wallach have also agreed to cooperate in acquiring mining claims in the area within an 8.5 kilometer radius of the property, with such acquisitions to be subject to the terms of the Wallach Agreement.

On June 13, 2012, we entered into the Mineral Property Option Agreement (the “ GeoXplor Option Agreement”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the GeoXplor Option Agreement, GeoXplor has granted the Company the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada. To exercise the GeoXplor Option, the Company must make cash payments to GeoXplor totaling $575,000, of which $75,000 had been paid as of June 30, 2012 and fund improvement and mineral exploration projects on the property totaling $800,0000. The Company must satisfy the above-described conditions and exercise the GeoXplor Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued and has determined that there are no additional reporting subsequent events requiring disclosure.

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

On December 17, 2010 the Registrant, closed a reverse take-over transaction by which it acquired 100% of the issued and outstanding common stock of Uptone Pictures, Inc., a North Carolina corporation (“Uptone”) which specializes in the creation, production and distribution of entertainment content.

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

On August 30, 2011, we effected a 79-for-1 stock-on-stock dividend for all of the issued and outstanding shares of our common stock on the record date of August 29, 2011 (the “Dividend”). Following the Dividend, we had 88,000,000 shares of common stock outstanding.

On April 19, 2012, our then Chief Executive Officer, Mr. Evett, tendered his resignation and our Board appointed Mr. Felipe Pimienta Barrios as our Chief Executive Officer and member of our Board.  Mr. Evett remains on our Board.

On May 8, 2012, we entered into a Regulation S Subscription Agreement (the “Subscription Agreement”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”).  Pursuant to the Subscription Agreement, we issued 277,778 “Units” to Pacific Oil in consideration of $250,000.  Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase a share of our common stock for $1.30 per share. The issuance of the Units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”).  We made this determination based on the representations of Pacific Oil which included, in pertinent part, that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act. Following the issuance of the shares pursuant to the Subscription Agreement, we have 88,277,778 shares of common stock outstanding.

Transition to Mineral Exploration and Development Industry

As disclosed in previous quarterly and annual reports, the Company has been working on transitioning its operations to focus on the mineral exploration and development industry.  In connection with this transition, during the quarter ended June 30, 2012, we took the actions described below.

On June 7, 2012, we entered into a Mineral Property Option Agreement (the “ Wallach Agreement”) with Mr. David A. Wallach of 0911325 BC, Ltd. (“Wallach”) with an effective date of April 28, 2012.  Pursuant to the Wallach Agreement, Wallach has granted the Company the exclusive right to acquire an undivided 60% interest in 10 mining claims consisting of approximately 2,958 hectares of property located near Trail, British Columbia (the “Wallach Option”).

To exercise the Wallach Option, we must (i) make cash payments to Wallach totaling $350,000, (ii) fund improvement and mineral exploration projects on the property totaling $350,000, and (iii) if the mineral and exploration projects provide evidence that there is the equivalent of at least $1,000,000,000 of gross value on the property, we must issue 1,000,000 shares of its common stock to Wallach.

We must satisfy the above-described conditions and exercise the Wallach Option no later than April 30, 2015. After exercise of the Wallach Option, Wallach will retain a 2% net smelter royalty for any and all minerals mined and delivered from the property.   The Company and Wallach have also agreed to cooperate in acquiring mining claims in the area within an 8.5 kilometer radius of the property, with such acquisitions to be subject to the terms of the Wallach Agreement.

On June 13, 2012,we entered into the Mineral Property Option Agreement (the “ GeoXplor Option Agreement”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”).

Pursuant to the GeoXplor Option Agreement, GeoXplor has granted us the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada (the “GeoXplor Option”).

To exercise the GeoXplor Option, we must make cash payments to GeoXplor totaling $575,000 and fund improvement and mineral exploration projects on the property totaling $800,0000.  We must satisfy the above-described conditions and exercise the GeoXplor Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property.

On June 29, 2012, we exercised the above-described Put Option and the Company divested itself of the Uptone Shares. In connection with this exercise, all of the assets and liabilities of Uptone have been transferred to the Purchasers and as of June 29, 2012, the Company no longer has any subsidiaries and the operations of Uptone are no longer the operations of the Company.

Because the Put Option was exercised on June 29, 2012, the results of operations discussed below concern the consolidated business of the Registrant and Uptone and, except as otherwise indicated by the context, references to “we,” “us,” and “our” hereinafter in this Form 10-Q are to the consolidated business of Uptone, except that references to “our common stock”, “our shares of common stock” or “our capital stock” or similar terms shall refer to the common stock of the Registrant.

Results of Operations

                On June 29, 2012, we exercised the above-described Put Option and the Company divested itself of its subsidiary, Uptone Pictures, Inc. (“Uptone”). Accordingly, the revenues and expenses from Uptone are presented as net income from discontinued operations. The revenues and expenses from Uptone in 2011 are also presented as discontinued operations for comparison purposes.

                Continuing Operations. Revenue from continuing operations was $0 for the six and three month periods ending June 30, 2012 and $0 during the same periods ended June 30, 2011.  Cost of revenues was $0 for the six and three month periods ending June 30, 2012 and $0 for during the same periods ended June 30, 2011.

                Officers compensation was $14,000 for the six month period ended June 30, 2012 and $0 for the three month period ended June 30, 2012, an increase due to increasing the compensation of officers in connection with commencing new operations.  General and administrative expenses were $93,781 for the six month period ended June 30, 2012 and $0 for the same period in 2011.  General and administrative expenses were $55,578 for the three month period ended June 30, 2012 and $0 for the same period in 2011.  The increases of $93,781 and $55,578 for the six and three month periods ended June 30, 2012, respectively, were due to increased general and administrative expenses relating to recent corporate transactions. Net loss from continuing operations were ($107,781) and ($69,578) for the six and three month periods ended June 30, 2012, respectively.

                Discontinued Operations. The loss from the discontinued operations of Uptone was ($80,318) for the six month period ended June 30, 2012 compared to ($5,437) for the same period in 2011. The loss from discontinued operations for the three month period ended June 30, 2012 was ($40,597) compared to income of $5,264 for the same period in 2011.

                Net Loss. Net income (loss) for the six and three month periods ended June 30, 2012 were ($188,099) and ($110,175), respectively, compared to ($5,437) and $5,264 for the same periods in 2011.  The increased losses of ($182,662) and ($115,439) were primarily due to increased general and administrative expenses and the acquisition of mineral options.

Liquidity and Capital Resources

We generated net losses for the period ending June 30, 2012 and the year ending December 31, 2011, and had a deficit accumulated through June 30, 2012 of $962,584. We had a working capital surplus of $59,514 for the period ending June 30, 2012 and a working capital deficit of $31,025 for the year ended December 31, 2011. We have no long term obligations.

We had a cash balance of $59,514 at June 30, 2012 and $0 at December 31, 2011. For the six month period ended June 30, 2012 we had net cash inflows of $59,514. Cash flows used in operations for the six month period ended June 30, 2012 were ($163,901) compared with ($22,537) for the same period in 2011, an increase primarily attributable to increased general and administrative costs and the acquisition of mineral options. Cash flows used in operations for the six month period ending June 30, 2012 consisted primarily of a net loss from operations of ($188,099) compared with ($5,437) for the same period in 2011, an increase due to increased general and administrative expenses. We had net cash provided by financing activities of $375,403 for the six month period ended June 30, 2012, compared with $30,550 for the same period in 2011, an increase attributable to proceeds of sales of our stock of $250,000 and a capital contribution of $125,403. Cash flows used in investing activities were ($151,988) for the six month period ending June 30, 2012 compared with $0 for the same period in 2011. The increase was primarily due to cash paid for mineral options.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at and as of June 30, 2012, our disclosure controls and procedures are not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 8, 2012, the Company entered into a Regulation S Subscription Agreement (the “Subscription Agreement”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”).  Pursuant to the Subscription Agreement, the Company issued 277,778 “Units” to Pacific Oil in consideration of $250,000.  Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock for $1.30 per share. The issuance of the Units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”).  The Registrant made this determination based on the representations of Pacific Oil which included, in pertinent part, that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

As disclosed under “Item 2. Management’s Discussion and Analysis or Plan of Operations - Transition to Mineral Exploration and Development Industry,” on June 7, 2012, and June 13, 2012, we acquired options to acquire interests in certain mining claims. Mining operations have not yet commenced on such properties and, accordingly, we do not have any information to disclose pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, which require certain safety related disclosures by companies which operate mines regulated under the Federal Mine Safety and Health Act of 1977.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Item

3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase(3)

101.FRE	XBRL Taxonomy Extension Presentation Linkbase(3)

*              Filed herewith.
(1)            Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-K filed with the SEC on April 13, 2012.
(2)            Incorporated by reference to the exhibit to the registrant’s registration statement on Form SB-2 filed with the SEC on November 14, 2007.
(3)            XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(f)(3) of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AMERICAN ENERGY, INC.

Date: August 20, 2012	By:	/s/ Felipe Pimienta Barrios
Felipe Pimienta Barrios
(Authorized Officer/Principal Executive Officer, Principal Financial Officer/Principal Financial Officer)