Form 10-Q
period 2012-09-30
GREAT AMERICAN ENERGY, INC.
filed 2012-11-14
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

☐  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-142516

Great American Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-142516	20-8602410
(State or other jurisdiction of	(Commission File Number)	(IRS Employer
incorporation or organization)		Identification No.)

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

As of November 14, 2012, there were 88,833,334 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Condensed Balance Sheets as of September 30, 2012(unaudited) and December 31, 2011	F-1

Condensed Statements of Operations for the nine and three months ended September 30, 2012 and 2011 and the period from June 29, 2012, entrance into exploration stage, to September 30, 2012 (unaudited)	F-2

Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the period from June 29, 2012, entrance into exploration stage, to September 30, 2012 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
AN EXPLORATION STAGE COMPANY
CONDENSED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$5,904	$-
Total current assets	5,904	-

OTHER ASSETS
Mineral options	345,000	-

TOTAL ASSETS	$350,904	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$51,067	$-
Accounts payable – related party	7,500
Discontinued operations - liabilities held for sale	-	$31,025
Total current liabilities	58,567	31,025

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized, none issued and outstanding
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 88,277,778 issued and outstanding at September 30, 2012 and 88,000,000 issued and outstanding at December 31, 2011, respectively	88	88
Stock payable	250,000	-
Additional paid in capital	1,172,010	743,372
Deficit accumulated during exploration stage	(167,177)	-
Accumulated earnings (deficit)	(962,584)	(774,485)
Total stockholders' equity (deficit)	292,337	(31,025)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$350,904	$-

The accompanying notes are an integral part of these condensed financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
AN EXPLORATION STAGE COMPANY
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		Period From June 29, 2012, EntranceInto Exploration Stage, To September 30,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

OPERATING EXPENSES
Officers compensation	47,500	-	33,500	-	33,500
Exploration and evaluation	55,480		55,480		55,480
General and administrative	171,978	-	78,197	-	78,197
Total operating expenses	274,958	-	167,177	-	167,177

NET LOSS FROM CONTINUING OPERATIONS	(274,958)	-	(167,177)	-	(167,177)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued Uptone Pictures, Inc.	(80,318)	(57,627)	-	(52,190)	-

NET LOSS	$(355,276)	$(57,627)	$(167,177)	$(52,190)	$(167,177)

BASIC AND DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	88,045,620	95,566,667	88,135,870	95,566,667

The accompanying notes are an integral part of these condensed financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
AN EXPLORATION STAGE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

			Period From June 29, 2012,
			Entrance Into
	Nine Months Ended		Exploration Stage, To
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(274,958)	$—	$(167,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	51,067	—	51,067
Increase in accounts payable – related party	7,500	—	7,500
Net cash used in operating activities	(216,391)	—	(108,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash surrendered on deconsolidation	(1,988)	—	—
Cash paid for mineral options	(345,000)	—	(195,000)
Net cash used in investing activities	(346,988)	—	(195,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	500,000	—	250,000
Contributed capital	125,403	30,550	—
Net cash provided by financing activities	625,403	30,550	250,000

CASH FLOWS USED IN DISCONTINUED OPERATIONS	(56,120)	(29,204)	—

NET INCREASE (DECREASE) IN CASH	5,904	1,346	(53,610)
CASH – BEGINNING OF PERIOD	—	506	59,514

CASH – END OF PERIOD	$5,904	$1,852	$5,904

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid in cash	$—	$—	$—
Income taxes paid in cash	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Great American Energy, Inc. (formerly Southern Bella, Inc.) (“Great American”, “Southern Bella”, the “Company” or the “Registrant”) was incorporated in Delaware on February 22, 2007.

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

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2012
(Unaudited)

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

Interim Financial Information

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending December 31, 2011, and particularly to Note 2, which includes a summary of significant accounting policies.

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

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2012
(Unaudited)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2012 and December 31, 2011, there were no cash equivalents.

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

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven, proved, probable, or possible reserves, the costs incurrred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

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

Purchase Options for Mining Property

Costs associated with acquisitions related to purchase options for mining properties are capitalized when the costs are incurred in accordance with ASC 340.10. The costs are carried at the amount paid and transferred to the appropriate asset account if the option is exercised. If it is determined that the Company will not exercise the option, the option is expensed.

Reclamation Cost Obligations

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As at September 30, 2012 the Company had no reclamation obligations because it has only recently commenced exploration activity.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2012
(Unaudited)

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

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. The per share amounts include the dilutive effect of common stock equivalents in periods with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents. As of September 30, 2012 the Company had 277,778 warrants outstanding which were not included in the calculation of net loss per share for the period because they would have been anti-dilutive.  The Company had no common stock equivalents outstanding at December 31, 2011.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2012
(Unaudited)

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. We will adopt ASU 2012-02 effective January 1, 2013 however we do not expect such adoption to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles Goodwill and Other General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance. We will adopt ASU 2012-02 effective January 1, 2013 however we do not expect such adoption to have a material impact on our financial position or results of operations.

NOTE 2 - GOING CONCERN

These condensed financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of September 30, 2012, the Company has a working capital deficiency of $53,663 and has an accumulated deficit of $1,129,761.

As more fully described in these Notes to Condensed Financial Statements and elsewhere in this quarterly report, the Company has recently entered into options for the acquisition of various mineral properties. None of these mineral properties currently have proven or probable reserves. The Company will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties. There can be no assurance that the Company will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations. If the Company is unable to raise sufficient capital to pay its obligations, or is unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

These factors together raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2012
(Unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY

On December 31, 2010, Wendi Davis owned 8,166,667 shares of common no-par stock. During 2010, the Company received $151,517 of contributed capital from two related parties and $18,450 of capital from a non-related party.

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

On each of May 8, 2012, July 4, 2012, and September 25, 2012, the Company entered into three separate Subscription Agreements (the “Subscription Agreements”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”) for a total of 833,334 units in consideration of a total of $750,000, or $0.90 per unit.  Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.  Effective August 10, 2012, the Company issued 277,778 units.  As of September 30, 2012, the Company had a balance of $250,000 in stock payable.  On October 3, 2012 the Company received the $250,000 proceeds for the September 25, 2012 subscription.  Effective October 24, 2012 we issued 555,556 units.

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

On June 29, 2011, the Company entered into a contribution agreement with the Company's then President, Geoff Evett, whereby Mr. Evett returned 7,566,667 shares of common stock to the Company as a contribution to the Company’s capital.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2012
(Unaudited)

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

Effective May 1, 2012, the Company entered into an independent contractor agreement (the “Independent Contractor Agreement”) with Mr. Geoff Evett (“Mr. Evett”). Pursuant to the terms of the Independent Contractor Agreement, Mr. Evett will assist the Company with business development projects outside of the United States and will be compensated at a rate of $2,500 per month. Additionally, Mr. Evett will be reimbursed for reasonable expenses incurred while providing services to the Company under the Independent Contractor Agreement. The Independent Contractor Agreement has a term of one year and is automatically renewable for subsequent one year terms. Mr. Evett also serves as the chairman of the board of directors and a director of the Company.

During the nine months ended September 30, 2012 the Company incurred a total of $47,500 in salaries and consulting fees for the services of its directors and officers.  As of September 30, 2012, the Company has recorded an accounts payable to a related party, director, for $7,500 for consulting services provided.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2012
(Unaudited)

NOTE 6 – MINERAL OPTIONS

Wallach Option (Trail, British Columbia, Canada)

On June 7, 2012, the Company entered into a Mineral Property Option Agreement (the “Wallach Option”) with Mr. David A. Wallach of 0911325 BC, Ltd. (“Wallach”) with an effective date of April 28, 2012. Pursuant to the Wallach Option, the Company has been granted the exclusive right to acquire an undivided 60% interest in 10 mining claims consisting of approximately 2,958 hectares of property located near Trail, British Columbia. To exercise the Wallach Option, the Company must:
(i)	make cash payments to Wallach totaling $350,000, of which $155,000 had been paid as of September 30, 2012;
(ii)	fund improvement and mineral exploration projects on the property totaling $350,0000; and
(iii)	if the mineral and exploration projects provide evidence that there is the equivalent of at least $1,000,000,000 of gross value on the property, issue 1,000,000 shares of common stock to Wallach.

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

GeoXplor Option (Esmeralda County, Nevada, United States of America)

On June 13, 2012, the Company entered into the Mineral Property Option Agreement (the “GeoXplor Option”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the GeoXplor Option, GeoXplor has granted the Company the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada. To exercise the GeoXplor Option, the Company must make cash payments to GeoXplor totaling $575,000, of which $190,000 had been paid as of September 30, 2012 and fund improvement and mineral exploration projects on the property totaling $800,000, of which $55,480 had been spent as of September 30, 2012. The Company must satisfy the above-described conditions and exercise the GeoXplor Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.  Except as set forth below, there are no reporting subsequent events requiring disclosure.  On October 3, 2012 we received the $250,000 proceeds for a September 25, 2012 subscription of 277,778 units.  Effective October 24, 2012 we issued 555,556 units for the July 4, 2012 and September 25, 2012 subscriptions.

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

On December 17, 2010 the Registrant closed a reverse take-over transaction by which it acquired 100% of the issued and outstanding common stock of Uptone Pictures, Inc., a North Carolina corporation (“Uptone”) which specializes in the creation, production and distribution of entertainment content.

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

On June 29, 2011, we entered into a contribution agreement (the “Contribution Agreement”) with Geoff Evett, our then sole director and president, and our largest shareholder. Pursuant to the Contribution Agreement, Mr. Evett returned 7,566,667 shares of our common stock to us as a contribution to our capital. Prior to the execution of the Contribution Agreement, Mr. Evett held 8,166,667 shares of our common stock representing approximately 94.23% of our issued and outstanding shares. Following the execution of the Contribution Agreement, Mr. Evett holds 600,000 shares of our common stock representing approximately 54.54% of our issued and outstanding shares.

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

On each of May 8, 2012, July 4, 2012 and September 25, 2012, we entered into three separate Regulation S Subscription Agreements (the “Subscription Agreements”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”). Pursuant to the Subscription Agreements, we issued 833,334 “Units” to Pacific Oil in consideration of $750,000. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase a share of our common stock for $1.30 per share, exercisable for three years from the date of issuance. The issuance of the Units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”). We made this determination based on the representations of Pacific Oil which included, in pertinent part that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act. Following the issuance of the shares pursuant to the Subscription Agreements, we will have 88,833,334 shares of common stock outstanding.

Transition to Mineral Exploration and Development Industry

As disclosed in previous quarterly and annual reports, the Company has been working on transitioning its operations to focus on the mineral exploration and development industry. In connection with this transition, during the quarter ended June 30, 2012, we took the actions described below.

On June 7, 2012, we entered into a Mineral Property Option Agreement (the “Wallach Agreement”) with Mr. David A. Wallach of 0911325 BC, Ltd. (“Wallach”) with an effective date of April 28, 2012. Pursuant to the Wallach Agreement, Wallach has granted the Company the exclusive right to acquire an undivided 60% interest in 10 mining claims consisting of approximately 2,958 hectares of property located near Trail, British Columbia (the “Wallach Option”).

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

To exercise the GeoXplor Option, we must make cash payments to GeoXplor totaling $575,000 and fund improvement and mineral exploration projects on the property totaling $800,000. We must satisfy the above-described conditions and exercise the GeoXplor Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property.

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

GOING CONCERN UNCERTAINTY

These condensed financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of September 30, 2012, the Company has a working capital deficiency of $52,663 and has an accumulated deficit of $1,129,761.

As more fully described in the Notes to Condensed Consolidated Financial Statements and elsewhere in this quarterly report, we currently have entered into options for the acquisition of various mineral properties. None of these mineral properties currently have proven or probable reserves. We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties. There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations. If the Company is unable to raise sufficient capital to pay its obligations, or is unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

These factors together raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

On June 29, 2012, we exercised the above-described Put Option and the Company divested itself of its subsidiary, Uptone Pictures, Inc. (“Uptone”). Accordingly, the revenues and expenses from Uptone are presented as net income from discontinued operations. The revenues and expenses from Uptone in 2011 are also presented as discontinued operations for comparison purposes.

Continuing Operations. Revenue from continuing operations was $0 for the nine and three month periods ending September 30, 2012 and $0 during the same periods ended September 30, 2011. Cost of revenues was $0 for the nine and three month periods ending September 30, 2012 and $0 for the same periods ended September 30, 2011.

Officers compensation was $47,500 for the nine month period ended September 30, 2012 and $33,500 for the three month period ended September 30, 2012, an increase due to increasing the compensation of officers in connection with commencing new operations. General and administrative expenses were $171,978 for the nine month period ended September 30, 2012 and $0 for the same period in 2011. General and administrative expenses were $78,197 for the three month period ended September 30, 2012 and $0 for the same period in 2011. The increases of $171,978 and $78,197 for the nine and three month periods ended September 30, 2012, respectively, were due to increased general and administrative expenses relating to recent corporate transactions as well as the commencement of exploration and evaluation activity. Net loss from continuing operations was ($274,958) and ($167,177) for the nine and three month periods ended September 30, 2012, respectively.

Discontinued Operations. The loss from the discontinued operations of Uptone was ($80,318) for the nine month period ended September 30, 2012 compared to ($57,627) for the same period in 2011. The loss from discontinued operations for the three month period ended September 30, 2012 was ($0) compared to a loss of ($52,190) for the same period in 2011.

Net Loss. Net income (loss) for the nine and three month periods ended September 30, 2012 were ($355,276) and ($167,177), respectively, compared to ($57,627) and ($52,190) for the same periods in 2011. The increased losses of ($297,649) and ($114,987) were primarily due to increased general and administrative expenses and the acquisition of mineral options, as well as the commencement of exploration and evaluation activity.

Liquidity and Capital Resources

We generated net losses for the period ending September 30, 2012 and the year ending December 31, 2011, and had a deficit accumulated through September 30, 2012 of $1,129,761. We had a working capital deficiency of $52,663 for the period ending September 30, 2012 and a working capital deficit of $31,025 for the year ended December 31, 2011. We have no long term obligations other than as described in the mineral property note to our condensed interim financial statements.

We had a cash balance of $5,904 at September 30, 2012 and $0 at December 31, 2011. For the nine month period ended September 30, 2012 we had net cash inflows of $5,904. Cash flows used in operations for the nine month period ended September 30, 2012 were ($216,391) compared with ($Nil) for the same period in 2011, an increase primarily attributable to increased general and administrative costs and the commencement of exploration and evaluation activity. Cash flows used in operations for the nine month period ending September 30, 2012 consisted primarily of a net loss from operations of ($274,958) compared with ($Nil) for the same period in 2011, an increase due to increased general and administrative expenses and the commencement of exploration and evaluation activity. We had net cash provided by financing activities of $625,403 for the nine month period ended September 30, 2012, compared with $30,550 for the same period in 2011, an increase attributable to proceeds of $500,000 with respect to sales of our stock and a capital contribution of $125,403. Cash flows used in investing activities were ($346,988) for the nine month period ending September 30, 2012 compared with $0 for the same period in 2011. The increase was primarily due to cash paid for mineral options.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at and as of September 30, 2012, our disclosure controls and procedures are not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On each of May 8, 2012, July 4, 2012 and September 25, 2012, we entered into three Regulation S Subscription Agreements (the “Subscription Agreements”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”). Pursuant to the Subscription Agreement, we issued 833,334 “Units” to Pacific Oil in consideration of $750,000. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock for $1.30 per share for a period of three years from the date of issuance. The issuance of the Units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”). The Registrant made this determination based on the representations of Pacific Oil which included, in pertinent part, that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act.

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

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Item

3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.FRE	XBRL Taxonomy Extension Presentation Linkbase

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

GREAT AMERICAN ENERGY, INC.

Date: November 14, 2012	By:	/s/ Felipe Pimienta Barrios
Felipe Pimienta Barrios
(Authorized Officer/Principal Executive Officer, Principal Financial Officer/Principal Financial Officer)