Form 10-K
period 2012-12-31
GREAT AMERICAN ENERGY, INC.
filed 2013-04-01
CIK 1393403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-54233

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38,000,000 based upon the closing price of $0.95 as quoted on the OTCBB. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of March 29, 2013, there were 89,299,270 shares of the registrant’s $0.000001 par value common stock issued and outstanding.

Documents incorporated by reference: None.

    Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☑

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

ITEM 1. BUSINESS

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

On May 13, 2011, the Registrant entered into a Subsidiary Put Option Agreement (the “Put Option Agreement”) with Wendi and Michael Davis (the “Purchasers”). As of May 13, 2011, the Purchasers were members of the Registrant’s Board of Directors (the “Board”). On such date, the Purchasers were the beneficial holders of 8,166,667 shares of the Registrant’s common stock, par value $0.000001 per share, or 94% of the Registrant’s issued and outstanding common stock (the “Davis Shares”). Subsequently, the Davis Shares were sold to Geoff Evett pursuant to the terms of a stock purchase agreement further described below. Under the terms of the Put Option Agreement, the Registrant acquired a put option (the “Put Option”) obligating the Purchasers to purchase the Registrant’s holdings of 100 shares of common stock of Uptone, such shares constituting all of the issued and outstanding shares of Uptone (the “Uptone Shares”) for a total price of $100. Under the terms of the Put Option, the Registrant is required to obtain Board and stockholder approval prior to exercising the Put Option. The Put Option will expire on May 13, 2014 (the “Option Termination Date”), unless it is terminated earlier under the terms of the Put Option Agreement.

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

On June 29, 2011, we entered into a contribution agreement (the “Contribution Agreement”) with Geoff Evett, our then sole director and president, and our largest shareholder. Pursuant to the Contribution Agreement, Mr. Evett returned 7,566,667 shares of our common stock to us as a contribution to our capital. Prior to the execution of the Contribution Agreement, Mr. Evett held 8,166,667 shares of our common stock representing approximately 94.23% of our issued and outstanding shares. Following the execution of the Contribution Agreement, Mr. Evett held 600,000 shares of our common stock representing approximately 54.54% of our issued and outstanding shares.

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

On each of May 8, 2012, July 4, 2012, September 25, 2012, January 21, 2013, and March 7, 2013, we entered into five separate Regulation S Subscription Agreements (the “Subscription Agreements”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”). Pursuant to the Subscription Agreements, we issued 1,299,270 “Units” to Pacific Oil in consideration of $1,182,500. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase a share of our common stock for $1.30 per share, exercisable for three years from the date of issuance. The issuance of the Units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”). We made this determination based on the representations of Pacific Oil which included, in pertinent part that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act. Following the issuance of the shares pursuant to the Subscription Agreements, we will have 89,299,270 shares of common stock outstanding.

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

Transition to Mineral Exploration and Development Industry

As disclosed in previous quarterly and annual reports, the Company has been working on transitioning its operations to focus on the mineral exploration and development industry. In connection with this transition, during the year ended December 31, 2012, we took the actions described below.

On June 7, 2012, we entered into a Mineral Property Option Agreement (the “Wallach Agreement”) with Mr. David A. Wallach of 0911325 BC, Ltd. (“Wallach”) with an effective date of April 28, 2012. Pursuant to the Wallach Agreement, Wallach has granted the Company the exclusive right to acquire an undivided 60% interest in 10 mining claims consisting of approximately 2,958 hectares of property located near Trail, British Columbia, Canada (the “Wallach Option”).

We must satisfy the below described conditions and exercise the Wallach Option no later than April 30, 2015. After exercise of the Wallach Option, Wallach will retain a 2% net smelter royalty for any and all minerals mined and delivered from the property. The Company and Wallach have also agreed to cooperate in acquiring mining claims in the area within an 8.5 kilometer radius of the property, with such acquisitions to be subject to the terms of the Wallach Agreement.

On June 13, 2012, we entered into the Mineral Property Option Agreement (the “ GeoXplor Option Agreement”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the GeoXplor Option Agreement, GeoXplor has granted us the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada, United States of America (the “GeoXplor Option”).

We intend to conduct exploration programs to evaluate the distribution and amounts of minerals on both of these properties.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

We currently hold option interests in two properties.

Wallach Option

On June 7, 2012, we entered into the Mineral Property Option Agreement (the “Agreement”) with Mr. David A. Wallach of 0911325 BC, Ltd. (“Wallach”) with an effective date of April 28, 2012. Pursuant to the Agreement, Wallach has granted us the exclusive right to acquire an undivided 60% interest in 10 mining claims consisting of approximately 2,958 hectares of property located near Trail, British Columbia, Canada (the “Wallach Option”).

To exercise the Wallach Option, we must (i) make cash payments to Wallach totaling $350,000, (ii) fund improvement and mineral exploration projects on the property totaling $350,000, and (iii) if the mineral and exploration projects provide evidence that there is the equivalent of at least $1 billion of gross value on the property, we must issue 1,000,000 shares of its common stock to Wallach.

The Company must satisfy the above-described conditions and exercise the Wallach Option no later than April 30, 2015. After exercise of the Option, Wallach will retain a 2% net smelter royalty for any and all minerals mined and delivered from the property.  We and Wallach have also agreed to cooperate in acquiring mining claims in the area within an 8.5 kilometer radius of the property, with such acquisitions to be subject to the terms of the Agreement.

We intend to conduct an exploration program to evaluate the distribution and amounts of rare earth elements which we believe may be found on this property. Preliminary samplings have indicated the presence of Scandium, Neodymium, Samarium, and Europium on this property. Additionally, smelting facilities are located within 15 kilometers of this property and we believe that the infrastructure in the region surrounding the property could support mining operations.

Pursuant to the terms of the Wallach Option Agreement, the Company was required to make a payment of $50,000 by December 24, 2012. The Company obtained a waiver from Mr. David Wallach for the payment of $50,000 and made the required payment on January 8, 2013 to be in compliance with the agreement. Prior to this last payment the Company had made all payments in accordance with the agreement. The next scheduled payment of $95,000, is due by April 28, 2013, consisting of a required $50,000 cash payment and $45,000 towards exploration costs. As of April 1, 2013, the Company is in compliance with the Wallach Option agreement.

GeoXplor Option

On June 13, 2012, we entered into the Mineral Property Option Agreement (the “GeoXplor Option Agreement”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the Option Agreement, GeoXplor has granted us the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada, United States of America (the “GeoXplor Option”).

To exercise the GeoXplor Option, we must make cash payments to GeoXplor totaling $575,000 and fund improvement and mineral exploration projects on the property totaling $800,000. We must satisfy the above-described conditions and exercise the Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property.

We intend to conduct an exploration program to evaluate the distribution and amounts of lithium on this property. This property is adjacent to an operating lithium mine and the United States Geological Survey has indicated that the region containing this property may contain significant lithium deposits. As part of the United States Geological Survey drill program, one hole was drilled on this property which intersected geochemically anomalous concentrations of lithium in water and sediments. The gravity surveys over the region confirmed the existence of various structures that may have created topography favorable for evaporite accumulation and subsequent traps, which potentially could host mineral rich brines.

Pursuant to the terms of the GeoXplor Option Agreement, the Company was required to make a payment of $100,000 by December 15, 2012. The Company obtained a waiver from GeoExplor and made the required payment on January 8, 2013 to be in compliance with the agreement. Prior to this last payment the Company had made all payments in accordance with the agreement. On March 7, 2013 a payment was made in the amount of $50,000. The next scheduled payment of $144,520 consisting of a required $50,000 cash payment and $94,520 towards exploration costs, is due by June 15, 2013. As of April 1, 2013, the Company is in compliance with the GeoXplor Option agreement.

Office Space

During 2012, we leased offices from the Company’s former president, Mr. Michael Davis. The lease payment was $900 per month and our lease for these offices expired on July 1, 2012.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock with $0.000001 par value. As of March 20, 2013, there were 89,299,270 shares of common stock issued and outstanding. As of March 20, 2013, we had 5 record holders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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
Year Ended December 31, 2012
1st Quarter	$-	$-
2nd Quarter	$0.25	$.025
3rd Quarter	$1.00	$0.95
4th Quarter	$0.95	$0.95

Year Ended December 31, 2011
1st Quarter	$-	$-
2nd Quarter	$0.25	$.025
3rd Quarter	$1.00	$0.95
4th Quarter	$0.95	$0.95

Dividends

Holders of common stock are entitled to receive rateably such dividends, if any, as may be declared by the Board of Directors out of the surplus of the Company. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangement under which equity securities are authorized for issuance.

Sales of Equity Securities/Purchases of Equity Securities

On May 8, 2012, the Company entered into a Regulation S Subscription Agreement with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”) for a total of 277,778 units in consideration of $250,000. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock for $1.30 per share for three years from the date of issuance.

On July 4, 2012, the Company entered into a Regulation S Subscription Agreement with Pacific Oil for a total of 277,778 units in consideration of $250,000. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On September 25, 2012, the Company entered into a Regulation S Subscription Agreement with Pacific Oil for a total of 277,778 units in consideration of $250,000.Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On January 21, 2013, the Company entered into a Regulation S Subscription Agreement with Pacific Oil for a total of 202,778 units in consideration of $250,000. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On March 7, 2013, the Company entered into a Regulation S Subscription Agreement with Pacific Oil for a total of 263,158 units in consideration of $250,000. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

The issuance of the Units to Pacific Oil pursuant to the Subscription Agreements referenced above were exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”). The Registrant made this determination based on the representations of Pacific Oil which included, in pertinent part, that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Results of Operations

Our current year results include our prior business which was discontinued and disposed of effective June 29, 2012 and our new business of the exploration and development of mineral properties. As a result of our change in business during the current year, our prior year results are accounted for as discontinued operations.

During the year ended December 31, 2012 we incurred $333,077 in operating expenses, inclusive of the $225,296 in expenses we incurred from June 29, 2012 the date we entered into the exploration stage. We recognized losses on our discontinued operations in the amount of $80,318 and $136,051 in the years ended December 31, 2012 and 2011 respectively.

Liquidity and Capital Resources

We generated net losses of $413,395 and $136,051 for the years ended December 31, 2012 and 2011, respectively. We had an accumulated deficit of $1,187,880 and $774,485 as of December 31, 2012 and 2011, respectively. We had working capital of $4,218 as of December 31, 2012.

We had a cash balance of $22,418 at December 31, 2012 and $Nil at December 31, 2011. For the year ended December 31, 2012 we had net cash inflows of $22,418. Cash flows used in operations for the year ended December 31, 2012 were $370,997 compared with $51,043 for the year ended December 31, 2011, an increase which was primarily due to our entry into the business of exploration and development of mineral properties effective June 29, 2012.  In the year ended December 31, 2011 we used $51,043 in cash on our discontinued operations. We had net cash provided by financing activities of $875,403 and $50,537 in the years ended December 31, 2012 and 2011 respectively. The $875,403 of financing activities in 2012 consisted of $750,000 of proceeds from sale of stock and contributed capital of $125,403.

During our 2013 fiscal year we expect that our operations will be funded by further equity financing activities. However, there is no assurance that we will be able to obtain sufficient funds to support our operations as planned. We are dependent on the continued support of our creditors and our ability to raise further capital to fund ongoing expenditures. In current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to our ability to continue operating as a going concern. In the event we are unable to raise additional capital, we will not be able to meet our obligations and will be required to further curtail or terminate some of our projects and/or activities. If we fail to secure such funding, we may fail to meet our reporting obligations as a public company and could lose our eligibility for the quotation of our stock on the over the counter bulletin board. Should this occur, investors may have increased difficulty selling their stock.

Our independent auditors have indicated in their audit report for the years ended December 31, 2012 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Contractual Obligations

We have entered into the two property option agreements described under Item 2 above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Accounting Judgments and Estimates

Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We believe that certain accounting policies are of more significance in our financial statement preparation process than others, which policies are discussed below. See also Note 2 to the accompanying Financial Statement attached hereto beginning on page F-1 for a summary of our principal accounting policies.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2012 and 2011, there were no cash equivalents.

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

Reclamation Cost Obligations

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As at December 31, 2012 the Company had no reclamation obligations because it has only recently commenced exploration activity.

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

The Company’s financial instruments consist principally of cash. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.
Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, December 31, 2012	Balance, December 31, 2011
Cash	$22,418	$—	$—	$22,418	$—
Accounts payable	—	9,289	—	9,289	—
Accounts payable – related parties	—	14,589	—	14,589	—
	$22.418	$23,878	$—	$46,296	$—

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”). Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the management's assessment and review of our financial statements and results for the year ended December 31, 2012, we have not established effective internal controls.

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

During our review of our financial statements and results for the year ended December 31, 2012, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting. Based on its evaluation as of December 31, 2012, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012 and has identified material weaknesses in our internal controls over financial reporting.

The material weaknesses relate to the following:

a. Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.

b. Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting consultant that is not our audit firm. All unexpected results are investigated. As soon as our finances allow, we intend to hire additional accounting staff.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the period ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Period Served
Felipe Pimienta Barrios	36	President, CEO, CFO, Secretary, Director	4/19/12 - present

Geoff Evett	73	Director	5/27/11- present

Biographical Information

The following is a brief account of the education and business experience of our officer and directors.

Felipe Pimienta Barrios. Mr. Pimienta, age 36, is an executive who has specialized in establishing oil and gas companies in South America. Over the last 5 years, Mr. Pimienta has helped expand Delavaco Energy, sold to Alange Energy for $107 million; Quetzal Energy and Brownstone Energy, both listed on the Toronto Stock Exchange; APO Energy and P1 Energy Corp, which merged in 2010; and Colcan Energy.

Mr. Pimienta served as the Chief Financial Officer, Principal Accounting Officer, and Treasurer of West Canyon Energy Corp. (formerly PetroSouth Energy Corp. and Mobridge Explorations Inc.) from March 28, 2007 until November 30, 2009. Mr. Pimienta has been a Director of West Canyon Energy Corp. since March 28, 2007. Earlier in his career, Mr. Pimienta served as the Chief Financial Officer of Petrosouth Energy Corporation Sucursal Colombia, a Senior Analyst and Executive Account Manager at Bansuperior, and as an Asset Management Executive at Citibank. Mr. Pimienta studied English at the University of California, Los Angeles; Finance and International Business at Universidad Sergio Arboleda, Bogotá, Colombia, and earned an MBA from San Pablo CEU, Madrid, Spain.

Geoff Evett. Mr. Evett, age 73, is our director. He joined us as a director on May 27, 2011. He previously served as our Chief Executive Officer, Chief Financial Officer, and Secretary from May 16, 2011 until he resigned from this position on April 19, 2012. Mr. Evett is a former banker with 33 years of experience in the banking industry. Currently, Mr. Evett serves as the managing director of a business consulting company registered in Spain and serves as a director of Thromboserin Limited a medical research company based in the United Kingdom. He was formerly a director, Chief Executive Officer and Chairman of Ignis Petroleum Group, Inc., which was formerly subject to the requirements of section 15(d) of the Exchange Act. Mr. Evett is an Associate of the British Chartered Institute of Bankers and received his education at Blundell’s School in the United Kingdom, and Henley Business School.

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

To the best of our knowledge, based solely on information publicly available, during the fiscal year ended December 31, 2012, our director and executive officers complied with Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2012, 2011, and 2010 regarding all forms of compensation received by all persons who served as our Principal Executive Officer, and Principal Financial Officer during the fiscal year ended December 31, 2012. We did not have any executive officer who received more than $100,000 for services during the fiscal year ended December 31, 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Felipe Pimienta Barrios, Chief Executive Offier, Chief Financial Officer	2012	-0-	$-0-	$-0-	$-0-	$56,000	$56,000
	2011	-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Geoff Evett(1), Former Chief Executive Officer, Chief Financial Officer	2012	-0-	$-0-	$-0-	$-0-	$47,500	$47,500
	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Michael Davis(2), Former Chief Executive Officer, Former Chief Financial Officer	2012	-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
(1) Mr. Evett resigned on April 19, 2012.

(2) Mr. Davis resigned on May 16, 2011.

Employment Agreements with Executive Officer.

We currently have no employment agreements with any of our executive officers.

Compensation of Directors

Currently, we do not pay any compensation to our directors for their service on the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2012, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as those acquirable pursuant to options, warrants or convertible notes. Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply. For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of December 31, 2012 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	Geoff Evett, 999 18th Street, Suite 3000, Denver, Colorado 80202	48,000,000	54.03%

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, we have not adopted any Equity Compensation Plans.

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

On May 30, 2012, we entered into the Independent Contractor Agreement (the “Independent Contractor Agreement”) with Mr. Felipe Pimienta Barrios (“Mr. Pimienta”). Pursuant to the terms of the Independent Contractor Agreement, Mr. Pimienta agreed to assist the Company with business development projects outside of the United States and agreed to be compensated at a rate of $7,000 per month. Additionally, Mr. Pimienta will be reimbursed for reasonable expenses incurred while providing services to the Company under the Independent Contractor Agreement. The Independent Contractor Agreement has a term of one year and is automatically renewable for subsequent one year terms. Mr. Pimienta also serves as a director and the chief executive officer of the Company.

Effective May 1, 2012, the Company entered into the Independent Contractor Agreement (the “Independent Contractor Agreement”) with Mr. Geoff Evett (“Mr. Evett”). Pursuant to the terms of the Independent Contractor Agreement, Mr. Evett agreed to assist the Company with business development projects outside of the United States and agreed to be compensated at a rate of $2,500 per month. Additionally, Mr. Evett will be reimbursed for reasonable expenses incurred while providing services to the Company under the Independent Contractor Agreement. The Independent Contractor Agreement has a term of one year and is automatically renewable for subsequent one year terms. Mr. Evett also serves as the chairman of the board of directors and a director of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the year ended December 31, 2012 and December 31, 2011, M&K CPAS, PLLC (“M&K”) fees were approximately $11,000 and $11,000, respectively. The fees were for professional services for the audit of our financial statements and review of financial statements included in our Forms 10-K and 10-Q’s, as applicable.

Audit-Related Fees

During the years ended December 31, 2012 and 2011, there were no fees relating to the performance of any other audit or review of our financial statements by M&K.

Tax Fees

During the years ended December 31, 2012 and 2011, there were $0 fees relating to professional tax services.

All Other Fees

During the years ended December 31, 2012 and 2011, there were no other fees relating to services provided by M&K.

The above-mentioned fees are set forth as follows in tabular form:

	2012	2011
Total Audit Fees	$11,000	$11,000
Total Audit Related Fees	$-0-	$-0-
Total Tax Fees	$-0-	$-0-

Total of All Other Fees	-0-	-0-

All services and fees described above for the years ended December 31, 2012 and December 31, 2011 were approved by the entire board of directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following documents are filed as part of this Annual Report:

(a) Financial Statements:

Index

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2012 and 2011	F-3

Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from June 29, 2012, Entrance Into Exploration Stage to December 31, 2012	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from January 1, 2011 through December 31, 2012, and Deficit for the period June 29, 2012, Entrance Into Exploration Stage to December 31, 2012
F-5

Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from June 29, 2012, Entrance Into Exploration Stage to December 31, 2012	F-6

Notes to the Financial Statements	F-7 – F-16

Exhibits

The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws (2)
10.1	Independent Contractor Agreement with Felipe Pimienta Barrios (3)
10.2	Mineral Property Option Agreement- GeoXplor Corporation (4)
10.3	Mineral Property Option Agreement- Mr. David A. Wallach(5)
10.4	Independent Contractor Agreement with Geoff Evett*
10.5	Form of Regulation S Subscription Agreement (6)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document(7)
101.SCH	XBRL Taxonomy Extension Schema(7)
101.CAL	Taxonomy Extension Calculation Linkbase(7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(7)
101.LAB	XBRL Taxonomy Extension Label Linkbase(7)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase(7)
________
*	Filed herewith.
(1)	Incorporated by reference from Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.
(2)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 13, 2012.
(3)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
(4)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on June 15, 2012.
(5)	Incorporated by reference from Form 8-K/A filed with the Securities and Exchange Commission on July 24, 2012.
(6)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on January 24, 2013
(7)
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

Date: April 1, 2013	GREAT AMERICAN ENERGY, INC.

	By:	/s/ Felipe Pimienta Barrios
Felipe Pimienta Barrios, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 1, 2013	/s/ Felipe Pimienta Barrios
Felipe Pimienta Barrios, Director and Chief Executive Officer and Chief Financial Officer

Date: April 1, 2013	/s/ Geoff Evett
Geoff Evett, Director

FINANCIAL STATEMENTS

Great American Energy, Inc., formerly Southern Bella, Inc.

Index

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2012 and 2011	F-3

Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from June 29, 2012, Entrance Into Exploration Stage to December 31, 2012	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from January 1, 2011 through December 31, 2012, and Deficit for the period June 29, 2012, Entrance Into Exploration Stage to December 31, 2012
F-5

Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from June 29, 2012, Entrance Into Exploration Stage to December 31, 2012	F-6

Notes to the Financial Statements	F-7 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Great American Energy, Inc.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Great American Energy, Inc. (formerly Southern Bella, Inc.) (an Exploration Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’equity (deficit), and cash flows for the years then ended, and for the period from June 29, 2012 (entrance into exploration stage) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great American Energy, Inc. (formerly Southern Bella, Inc.) (an Exploration Stage Company) as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has never generated any revenue and has had recurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 1, 2013

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$22,418	$—
Prepaid expenses	5,678	—
Total current assets	28,096	—

OTHER ASSETS
Mineral options	480,000	—
TOTAL ASSETS	$508,096	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,289	$—
Accounts payable – related party	14,589	—
Discontinued operations - liabilities held for sale	—	31,025
Total current liabilities	23,878	31,025

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized,
none issued and outstanding	—	—
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 88,833,334
issued and outstanding at December 31, 2012 and 88,000,000 issued and outstanding at December 31, 2011, respectively	89	88
Additional paid in capital	1,672,009	743,372
Deficit accumulated during exploration stage	(225,296)	—
Accumulated earnings (deficit)	(962,584)	(774,485)
Total stockholders' equity (deficit)	484,218	(31,025)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$508,096	$—

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year ended December 31,		Period From June 29, 2012, Entrance Into Exploration Stage, To December 31,
	2012	2011	2012

REVENUE	$—	$—	$—
COST OF REVENUES	—	—	—

OPERATING EXPENSES
Officers compensation	76,000	—	62,000
Exploration and evaluation	55,480	—	55,480
General and administrative	201,597	—	107,816
Total operating expenses	(333,077)	—	225,296

NET LOSS FROM CONTINUING OPERATIONS	(333,077)	—	(225,296)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued Uptone Pictures, Inc.	(80,318)	(136,051)	—

NET LOSS	$(413,395)	$(136,051)	$(225,296)

BASIC AND DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$(0.00)	$(0.00)

BASIC AND DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	88,211,749	91,731,507

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period January 1, 2011 through December 31, 2012

					Deficit for the period June 29, 2012 (entrance into exploration stage) to
	Common Stock		Additional Paid-In	Accumulated Earnings	December 31,
	Shares	Amount	Capital	(Deficit)	2012	Total

Balance – January 1, 2011	95,566,667	$96	$590,921	$(638,434)	$—	$(47,417)

Donated and cancelled shares	(7,566,667)	(8)	8	—	—	—
Capital contribution	—	—	141,643	—	—	141,643
Donated rent	—	—	10,800	—	—	10,800
Net loss for the year	—	—	—	(136,051)	—	(136,051)

Balance – December 31, 2011	88,000,000	88	743,372	(774,485)	—	(31,025)
Capital contribution	—	—	158,303	—	—	158,303
Common shares issued for cash	833,334	1	749,999	—	—	750,000
Capital from deconsolidation	—	—	20,335	—	—	20,335
Loss for the period ended June 28, 2012	—	—	—	(188,099)	—	(188,099)
Loss for the period June 29, 2012 to December 31, 2012	—	—	—	—	(225,296)	(225,296)

Balance – December 31, 2012	88,833,334	$89	$1,672,009	$(962,584)	$(225,296)	$484,218

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period From June 29, 2012,
			Entrance Into
	Year ended		Exploration Stage, to
	December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(413,395)	$(136,051)	$(225,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	5,400	10,800	—
Donated services	27,500	—	—
Contributed capital	—	91,106	—
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,087	(6,009)	9,289
Increase in accounts payable – related party	14,589	—	14,589
Increase in prepaid expenses	(5,678)	—	(5,678)
Decease in deferred revenue	(2,500)	(5,475)	—
Decrease in credit card payable	—	(5,414)	—
Net cash used in operating activities	(370,997)	(51,043)	(207,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash surrendered on deconsolidation	(1,988)	—	—
Cash paid for mineral options	(480,000)	—	(330,000)
Net cash used in investing activities	(481,988)	—	(330,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	750,000	—	500,000
Contributed capital	125,403	50,537	—
Net cash provided by financing activities	875,403	50,537	500,000

NET INCREASE (DECREASE) IN CASH	22,418	(506)	(37,096)
CASH – BEGINNING OF YEAR	—	506	59,514

CASH – END OF YEAR	$22,418	$—	$22,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid in cash	$—	$—	$—
Income taxes paid in cash	$—	$—	$—
Capital from deconsolidation	$20,335	$—	$—

The accompanying notes are an integral part of these financial statements.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the years ended December 31, 2012 and December 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 19, 2012, Mr. Geoff Evett, the Company’s Chief Executive Officer, tendered his resignation from his position as CEO of the Company.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the years ended December 31, 2012 and December 31, 2011

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2012 and December 31, 2011, there were no cash equivalents.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the years ended December 31, 2012 and December 31, 2011

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

Reclamation Cost Obligations

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As at December 31, 2012 the Company had no reclamation obligations because it has only recently commenced exploration activity.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the years ended December 31, 2012 and December 31, 2011

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

The Company’s financial instruments consist principally of cash. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, December 31, 2012	Balance, December 31, 2011

Cash	$22,418	$—	$—	$22,418	$—
Accounts payable	—	9,289	—	9,289	—
Accounts payable – related parties	—	14,589	—	14,589	—
	$22.418	$23,878	$—	$46,296	$—

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the years ended December 31, 2012 and December 31, 2011

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

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the FASB standard related to stock based compensation. The standard requires all share-based payments to employees (which includes non-employee Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of December 31, 2012 and December 31, 2011, no options or warrants related to compensation have been issued, and none are outstanding.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. The per share amounts include the dilutive effect of common stock equivalents in periods with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents. As of December 31, 2012 the Company had 833,334 warrants outstanding which were not included in the calculation of net loss per share for the period because they would have been anti-dilutive. The Company had no common stock equivalents outstanding at December 31, 2011.

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

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the years ended December 31, 2012 and December 31, 2011

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

NOTE 2 – GOING CONCERN

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of December 31, 2012, the Company had working capital of $4,218 and an accumulated deficit of $1,187,880.

As more fully described in these Notes to Financial Statements and elsewhere in this annual report, the Company has recently entered into options for the acquisition of various mineral properties. None of these mineral properties currently have proven or probable reserves. The Company will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties. There can be no assurance that the Company will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations. If the Company is unable to raise sufficient capital to pay its obligations, or is unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

These factors together raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock Transactions

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

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the years ended December 31, 2012 and December 31, 2011

On each of May 8, 2012, July 4, 2012, and September 25, 2012, we entered into three separate Subscription Agreements (the “Subscription Agreements”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”) for a total of 833,334 units in consideration of a total of $750,000, or $0.90 per unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance. Effective August 10, 2012, we issued 277,778 units Effective October 24, 2012 we issued 555,556 units.

Geoff Evett owns 600,000 shares of common stock at .000001 par value. During 2011, the Company received $101,906 of contributed capital from two related parties.

On June 29, 2011, the Company entered into a contribution agreement with the Company’s then President, Geoff Evett, whereby Mr. Evett returned 7,566,667 shares of common stock to the Company as a contribution to the Company’s capital.

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

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the years ended December 31, 2012 and December 31, 2011

NOTE 5 – RELATED PARTY TRANSACTIONS

Year ended December 31, 2012

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

During the year ended December 31, 2012 the Company incurred a total of $76,000 in salaries and consulting fees for the services of its directors and officers. As of December 31, 2012, the Company has recorded an accounts payable to a related party, director, for $5,000 for consulting services provided and a further $9,589 as due to its Chief Executive Officer for expenses incurred on behalf of the Company.

Year ended December 31, 2011

During 2011, the Company received $152,443 of contributed capital from three related parties: $27,537 from 7Worldwide, owned by the former President, Mike Davis, $23,000 from MedPlus, owned by the former Secretary’s father, $101,906 of contributed capital from Metlera Capital SL, owned equally by Geoff Evett and his wife. The $101,906 consisted of $87,106 of cash, $10,800 in rent and $4,000 in consulting.

The Company conducted its operations from facilities located in Wake Forest, North Carolina. This office was provided to the Company by its former President, Mike Davis, for which the Company recognized expenses of $900 per month through July 1, 2012. Rent expense for the year ending December 31, 2011 was $10,800.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the years ended December 31, 2012 and December 31, 2011

NOTE 6 – MINERAL OPTIONS

Wallach Option (Trail, British Columbia, Canada)

On June 7, 2012, the Company entered into a Mineral Property Option Agreement (the “Wallach Option”) with Mr. David A. Wallach of 0911325 BC, Ltd. (“Wallach”) with an effective date of April 28, 2012. Pursuant to the Wallach Option, the Company has been granted the exclusive right to acquire an undivided 60% interest in 10 mining claims consisting of approximately 2,958 hectares of property located near Trail, British Columbia. To exercise the Wallach Option, the Company must:

(i)	make cash payments to Wallach totaling $350,000, of which $230,000 had been paid as of December 31, 2012;
(ii)	(ii) fund improvement and mineral exploration projects on the property totaling $350,0000; and
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

Under the agreement, the Company had the obligation to pay a total amount of $275,000 by December 24, 2012. The Company obtained a waiver for the payment of $50,000 due on December 24, 2012, and made the payment on January 8, 2013 to be current with the agreement. As of April 1, 2013 the Company is in compliance with the Wallach Option agreement.

GeoXplor Option (Esmeralda County, Nevada, United States of America)

On June 13, 2012, we entered into the Mineral Property Option Agreement (the “GeoXplor Option”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the GeoXplor Option, GeoXplor has granted the Company the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada. To exercise the GeoXplor Option, the Company must make cash payments to GeoXplor totaling $575,000, of which $250,000 had been paid as of December 31, 2012 and fund improvement and mineral exploration projects on the property totaling $800,000, of which $55,480 had been spent as of December 31, 2012. The Company must satisfy the above-described conditions and exercise the GeoXplor Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property.

Under the agreement, the Company had the obligation to pay a total amount of $300,000 by December 15, 2012. The Company obtained a waiver for the $100,000 due on December 15, 2012 and made the payment on January 8, 2013 to be current with the agreement. As of April 1, 2013 the Company is in compliance with the GeoXplor Option agreement.

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the years ended December 31, 2012 and December 31, 2011

NOTE 7 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2031 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses created a deferred tax asset before valuation allowances of approximately $1,181,000 and $775,000 at December 31, 2012 and 2011, respectively. The significant components of the deferred tax asset as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011

Net operating loss carryforwards	$(415,758)	$(271,070)
Valuation allowance	415,758	271, 070
Net deferred tax asset	$-	$-

FASB ASC Topic 718-740, Income Taxes, requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC Topic 718-740. The Company has no unrecognized tax benefit which would affect the effective tax rate if recognized.

All U.S. federal net operating loss carry forwards through the year ended December 31, 2012 are subject to examination.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued. Except as set forth below, there are no reporting subsequent events requiring disclosure.

Unit Subscriptions

On January 8, 2013 we entered into a Subscription Agreement with Pacific Oil for a total of 202,778 units in consideration of $182,500, or $0.90 per unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On March 7, 2013, we accepted a subscription from Pacific Oil for 263,158 “Units” in consideration of $250,000. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

Property Option Agreements

Subsequent to December 31, 2012 the Company has paid a further $100,000 and $50,000 towards the acquisition costs of the GeoXplor and Wallach options respectively. In addition, the Company paid an additional $50,000 to David Wallach in connection with the exploration program.