Form 10-Q
period 2013-03-31
GREAT AMERICAN ENERGY, INC.
filed 2013-05-07
CIK 1393403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

 Commission file number: 000-54233

Great American Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8602410
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

999 18th Street, Suite 3000
Denver, Colorado 80202
(Address of Principal Executive Offices)

(303) 952-0455
(Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 7, 2013, there were 89,360,030 shares issued and outstanding of the registrant’s common stock.

Table of Content

Table of Content

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	F-1

Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 and the period from June 29, 2012, entrance into exploration stage, to March 31, 2013 (unaudited)	F-2

Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the period from June 29, 2012, entrance into exploration stage, to March 31, 2013 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
ASSETS	March 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash	$113,345	$22,418
Prepaid expenses	7,800	5,678
Total current assets	121,145	28,096
OTHER ASSETS
Mineral property options	675,000	480,000
TOTAL ASSETS	$796,145	$508,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,032	$9,289
Accounts payable – related party	3,391	14,589
Total current liabilities	23,423	23,878

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized,
none issued and outstanding	—	—
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 89,299,270
issued and outstanding at March 31, 2013 and 88,833,334 issued and outstanding at December 31, 2012, respectively	89	89
Additional paid in capital	2,104,509	1,672,009
Deficit accumulated during exploration stage	(225,296)	(225,296)
Accumulated earnings (deficit)	(1,106,580)	(962,584)
Total stockholders' equity (deficit)	772,722	484,218

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$796,145	$508,096

The accompanying notes are an integral part of these condensed financial statements.

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Period From June 29, 2012, Entrance Into Exploration Stage,
	2013	2012	To March 31, 2013

REVENUE	$—	$—	$—

COST OF REVENUES	—	—	—

OPERATING EXPENSES
Officers compensation	28,500	—	90,500
Exploration and evaluation	55,000	—	110,480
General and administrative	60,496	—	168,312
Total operating expenses	(143,996)	—	369,292

NET LOSS FROM CONTINUING OPERATIONS	(143,996)	—	(369,292)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued Uptone Pictures, Inc.	—	(77,924)	—

NET LOSS	$(143,996)	$(77,924)	$(369,292)

BASIC AND DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$(0.00)	$(0.00)

BASIC AND DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	88,914,395	88,000,000

The accompanying notes are an integral part of these condensed financial statements.

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From June 29, 2012,
			Entrance Into
	Three months ended March 31,		Exploration Stage, to December 31,
	2013	2012	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(143,996)	$(77,924)	$(369,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	—	2,700	—
Donated consulting services	—	20,000	—
Changes in operating assets and liabilities:
(Decrease) in bank overdraft	—	(572)	—
Increase (decrease) in accounts payable	10,743	(5,630)	20,032
(Decrease) increase in accounts payable – related party	(11,198)	—	3,391
(Decrease) in deferred revenue	—	(1,250)	—
Increase in prepaid expenses	(2,122)	—	(7,800)
Net cash used in operating activities	(146,573)	(62,676)	(353,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for mineral property options	(195,000)	—	(525,000)
Net cash used in investing activities	(195,000)	—	(525,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	432,500	—	932,500
Contributed capital	—	72,384	—
Net cash provided by financing activities	432,500	72,384	932,500

NET INCREASE IN CASH	90,927	9,708	53,831
CASH – BEGINNING OF PERIOD	22,418	—	59,514

CASH – END OF PERIOD	$113,345	$9,708	$113,345

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid in cash	$—	$—	$—
Income taxes paid in cash	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of March 31, 2013
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

Pursuant to the terms of the Put Option Agreement, the Purchasers agreed to indemnify Southern Bella for any costs, expenses, liabilities or claims incurred by Uptone before, by and through and after the option period (the period from May 13, 2011 to the Option Termination Date or earlier termination as provided in the Put Option Agreement).

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

On April 19, 2012, Mr. Geoff Evett, the Company’s Chief Executive Officer, tendered his resignation from his position as CEO of the Company.

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of March 31, 2013
(Unaudited)

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

Interim Financial Information

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending December 31, 2012, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2013 and December 31, 2012, there were no cash equivalents.

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of March 31, 2013
(Unaudited)

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

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven, proved, probable, or possible reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

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

Reclamation Cost Obligations

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of March 31, 2013 and December 31, 2012 the Company had no reclamation obligations because it has only recently commenced exploration activity.

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of March 31, 2013
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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at March 31, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, March 31, 2013	Balance, December 31, 2012

Cash	$113,345	$—	$—	$113,345	$22,418
Accounts payable	—	20,031	—	20,031	9,289
Accounts payable – related parties	—	3,391	—	3,391	14,589
	$113,345	$23,422	$—	$136,767	$46,296

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

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of March 31, 2013
(Unaudited)

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of March 31, 2013 and December 31, 2012, no options or warrants related to compensation have been issued, and none are outstanding.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. The per share amounts include the dilutive effect of common stock equivalents in periods with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents. As of March 31, 2013 the Company had 1,299,270 warrants outstanding (December 31, 2012 – 833,344) which were not included in the calculation of net loss per share for the period because they would have been anti-dilutive.

Recent Accounting Pronouncements

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of March 31, 2013, the Company had working capital of $97,722 and an accumulated deficit of $1,331,876.

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of March 31, 2013
(Unaudited)

As more fully described in these Notes to Financial Statements and elsewhere in this quarterly report, the Company has recently entered into options for the acquisition of various mineral properties. None of these mineral properties currently have proven or probable reserves. The Company will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties. There can be no assurance that the Company will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations. If the Company is unable to raise sufficient capital to pay its obligations, or is unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

These factors together raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock Transactions

On March 7, 2013, we accepted a subscription from Pacific Oil and Gas Investments Ltd. ("Pacific Oil") for 263,158 “Units” in consideration of $250,000, or $0.95 per unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On January 8, 2013 we entered into a Subscription Agreement with Pacific Oil for a total of 202,778 units in consideration of $182,500, or $0.90 per unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On each of May 8, 2012, July 4, 2012, and September 25, 2012, we entered into three separate Subscription Agreements (the “Subscription Agreements”) with Pacific Oil for a total of 833,334 units in consideration of a total of $750,000, or $0.90 per unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance. Effective August 10, 2012, we issued 277,778 units Effective October 24, 2012 we issued 555,556 units.

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

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of March 31, 2013
(Unaudited)

Below are the asset and liability values for Uptone Pictures, Inc. prior to exercise of Put Option Agreement:

Cash	$1,988
Total assets	1,988

Accrued liabilities	12,798
Deferred revenue	9,525
Total liabilities	22,323

Net assets – discontinued operations	$(20,335)

NOTE 5 – RELATED PARTY TRANSACTIONS

During the first quarter of 2013, the Company incurred a total of $28,500 in salaries and consulting fees for the services of its directors and officers. As of March 31, 2013, the Company has recorded an accounts payable to a related party, director, for $2,500 for consulting services provided and a further $891 as due to its Chief Executive Officer for expenses incurred on behalf of the Company (December 31, 2012 - $5,000 and $9,589 respectively).

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

Prior to the exercise of the Put Option, the Company conducted its operations from facilities located in Wake Forest, North Carolina. This office was provided to the Company by its former President, Mike Davis, for which the company recognized expenses of $900 per month through July 1, 2012. Rent expense for the three months ending March 31, 2012 was $2,700.

NOTE 6 – MINERAL PROPERTY OPTIONS

Wallach Option (Trail, British Columbia, Canada)

On June 7, 2012, the Company entered into a Mineral Property Option Agreement (the “Wallach Option”) with Mr. David A. Wallach of 0911325 BC, Ltd. (“Wallach”) with an effective date of April 28, 2012. Pursuant to the Wallach Option, the Company has been granted the exclusive right to acquire an undivided 60% interest in 10 mining claims consisting of approximately 2,958 hectares of property located near Trail, British Columbia. To exercise the Wallach Option, the Company must:

(i)	make cash payments to Wallach totaling $350,000, of which $275,000 had been paid as of March 31, 2013;

(ii)	fund improvement and mineral exploration projects on the property totaling $350,000 of which $55,000 had been paid as of March 31, 2013; and

(iii)	if the mineral and exploration projects provide evidence that there is the equivalent of at least $1,000,000,000 of gross value on the property, issue 1,000,000 shares of common stock to Wallach.

Table of Content

GREAT AMERICAN ENERGY, INC.
(formerly Southern Bella, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of March 31, 2013
(Unaudited)

The Company must satisfy the above-described conditions and exercise the Wallach Option no later than April 30, 2015. After exercise of the Wallach Option, Wallach will retain a 2% net smelter royalty for any and all minerals mined and delivered from the property. The Company and Wallach have also agreed to cooperate in acquiring mining claims in the area within an 8.5 kilometer radius of the property, with such acquisitions to be subject to the terms of the Wallach Agreement. As of May 7, 2013, the Company is in compliance with the Wallach Option agreement.

GeoXplor Option (Esmeralda County, Nevada, United States of America)

On June 13, 2012, we entered into the Mineral Property Option Agreement (the “GeoXplor Option”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the GeoXplor Option, GeoXplor has granted the Company the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada. To exercise the GeoXplor Option, the Company must make cash payments to GeoXplor totaling $575,000, of which $400,000 had been paid as of March 31, 2013 and fund improvement and mineral exploration projects on the property totaling $800,000, of which $55,480 had been spent as of March 31, 2013. The Company is required to pay a further $50,000 option payment and $44,520 towards exploration expenditures by June 15, 2013. The Company must satisfy all the above-described conditions and exercise the GeoXplor Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property. As of May 7, 2013, the Company is in compliance with the GeoXplor Option agreement.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued and has determined the following subsequent events require disclosure:

Subsequent to March 31, 2013 the Company paid the final $45,000 towards the Wallach Option exploration to complete the commitment of $100,000 due by April 28, 2013. The Company received a waiver from the optionor to make the required $50,000 option payment on or before May 8, 2013, the payment was made on May 3, 2013.

Effective May 3, 2013, the Company received $48,000 pursuant to a subscription by Pacific Oil for the purchase of 60,760 Units, at $0.79 per Unit. Each Unit consists of 1 share of common stock and one common stock purchase warrant exercisable at $1.30 for a term of 3 years from the date of issuance.

Table of Content

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also “Risk Factors” contained in our form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

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

Table of Content

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

On each of May 8, 2012, July 4, 2012, September 25, 2012, January 21, 2013, and March 7, 2013, we entered into five separate Regulation S Subscription Agreements (the “Subscription Agreements”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”). Pursuant to the Subscription Agreements, we issued 1,299,270 “Units” to Pacific Oil in consideration of $1,182,500. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase a share of our common stock for $1.30 per share, exercisable for three years from the date of issuance. The issuance of the Units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”). We made this determination based on the representations of Pacific Oil which included, in pertinent part that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act. As of March 31, 2013 we have 89,299,270 shares of common stock outstanding.

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

Transition to Mineral Exploration and Development Industry

As disclosed in previous quarterly and annual reports, the Company has been working on transitioning its operations to focus on the mineral exploration and development industry. In connection with this transition, during the quarter ended March 31, 2013 and the year ended December 31, 2012, we took the actions described below.

MINERAL PROPERTY OPTIONS

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

Table of Content

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

Pursuant to the terms of the Wallach Option Agreement, the Company was required to make a payment of $50,000 by December 24, 2012. The Company obtained a waiver from Mr. David Wallach for the payment of $50,000 and made the required payment on January 8, 2013 to be in compliance with the agreement. Prior to this last payment the Company had made all payments in accordance with the agreement. The next scheduled payment of $95,000, is due by April 28, 2013, consisting of a required $50,000 cash payment and $45,000 towards exploration costs. As of May 7, 2013, the Company is in compliance with the Wallach Option agreement.

Subsequent to March 31, 2013 the Company paid the final $45,000 towards the Wallach Option exploration to complete the commitment of $100,000 due by April 28, 2013. The Company received a waiver from the optionor to make the required $50,000 option payment on or before May 8, 2013 and the payment was made on May 3, 2013.

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

Pursuant to the terms of the GeoXplor Option Agreement, the Company was required to make a payment of $100,000 by December 15, 2012. The Company obtained a waiver from GeoExplor and made the required payment on January 8, 2013 to be in compliance with the agreement. Prior to this last payment the Company had made all payments in accordance with the agreement. On March 7, 2013 a payment was made in the amount of $50,000. The Company is required to pay a further $50,000 option payment and $44,520 towards exploration expenditures by June 15, 2013. As of May 7, 2013, the Company is in compliance with the GeoXplor Option agreement.

GOING CONCERN UNCERTAINTY

These condensed financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of March 31, 2013, the Company had working capital of $97,722 and an accumulated deficit of $1,331,876.

Table of Content

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

Results of Operations

On June 29, 2012, we exercised the above-described Put Option and the Company divested itself of its subsidiary, Uptone Pictures, Inc. (“Uptone”). Accordingly, the revenues and expenses from Uptone are presented as net income from discontinued operations. The revenues and expenses from Uptone in 2012 are also presented as discontinued operations for comparison purposes.

Continuing Operations. Revenue from continuing operations was $0 for the three month periods ending March 31, 2013 and $0 during the same period ended March 31, 2012. Cost of revenues was $0 for the three month period ending March 31, 2013 and $0 for during the same period ended March 31, 2012.

Officers compensation was $28,500 for the three month period ended March 31, 2013 and $0 for the three month period ended March 31, 2012, an increase is due to an increase in the compensation of officers in connection with commencing new operations. General and administrative expenses were $60,496 for the three month period ended March 31, 2013 and $0 for the three month period ended March 31, 2012. The increases of $60,496 for the three month period ended March 31, 2013, were due to increased general and administrative expenses relating to recent corporate transactions. We incurred $55,000 in exploration and evaluation expenses in the three month period ended March 31, 2013 compared to $0 for the three month period ended March 31, 2012 which reflects the fact that our exploration activity did not commence until the third quarter of 2012. Net loss from continuing operations were ($143,996) for the three month period ended March 31, 2013 and $0 for the three month period ended March 31, 2012.

Discontinued Operations. The income (loss) from the discontinued operations of Uptone was $0 for the three month period ended March 31, 2012 and ($77,924) for the three month period ended March 31, 2012.

Net Loss. Net income (loss) for the three month period ended March 31, 2013 and 2012 were ($143,996) and ($77,924), respectively. Losses increased by $66,072 primarily due to increased general and administrative expenses and the acquisition of mineral options.

Liquidity and Capital Resources

We generated net losses for the periods ending March 31, 2013 and March 31, 2012 of $143,996 and $77,924 respectively, and had an accumulated deficit of $1,331,876 at March 31, 2013. We had a working capital surplus of $97,722 for the period ending March 31, 2013 and a working capital surplus of $4,218 for the year ended December 31, 2012. We have no long term obligations other than our mineral property obligations as described herein.

Table of Content

We had a cash balance of $113,345 at March 31, 2013 and $22,418 at December 31, 2012. For the three month period ended March 31, 2013 we had net cash inflows of $90,927 versus $9,708 in the three months ended March 31, 2012. Cash flows used in operations for the three month period ended March 31, 2013 were ($146,573) compared with ($62,676) used for discontinued operations in the same period in 2012. The increase in use of cash for operations is primarily attributable to increased general and administrative costs and exploration costs for mineral options. Cash flows used in operations for the three month period ending March 31, 2013 consisted primarily of a net loss from operations of ($143,996) compared with $0 from operations and ($77,924) from discontinued operations for the same period in 2012. The increase in loss was primarily because of the change in the nature of our business and, our expenditures of $55,000 on exploration properties and increased general and administrative expenses. We had net cash provided by financing activities of $432,500 for the three month period ended March 31, 2013, compared with $0 for the same period in 2012, an increase attributable to proceeds of sales of our stock. Cash flows used in investing activities were ($195,000) for the three month period ending March 31, 2013 compared with $0 for the same period in 2012. The increase was primarily due to cash paid for mineral options.

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

Our independent auditors have indicated in their audit report for the year ended December 31, 2012 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company. Accordingly, based upon that evaluation, as of March 31, 2013, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 8, 2013 we entered into a Subscription Agreement with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”) for a total of 202,778 units in consideration of $182,500, or $0.90 per unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On March 7, 2013, we accepted a subscription from Pacific Oil for 263,158 “Units” in consideration of $250,000, or $0.95 per unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

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

ITEM 5. OTHER INFORMATION.

Not applicable.

Table of Content

ITEM 6. EXHIBITS.

Exhibit	Item

10.1	Subscription Agreement dated January 21, 2013(1)

10.2	Subscription Agreement dated March 7, 2013*

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.FRE	XBRL Taxonomy Extension Presentation Linkbase(2)
 ____________
* Filed herewith.

(1) Incorporated by reference to Form 8-K filed on January 24, 2013

(2) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly authorized.

GREAT AMERICAN ENERGY, INC.

Date: May 7, 2013	By:	/s/ Felipe Pimienta Barrios
Felipe Pimienta Barrios
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)