Form 10-Q
period 2013-06-30
Sovereign Lithium, Inc.
filed 2013-08-05
CIK 1393403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 000-54233

SOVEREIGN LITHIUM, INC.
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

As of August 5, 2013, there were 44,938,356  shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F-1

Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 and the period from June 29, 2012, entrance into exploration stage, to June 30, 2013 (unaudited)	F-2

Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the period from June 29, 2012, entrance into exploration stage, to June 30, 2013 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
ASSETS	June 30,	December 31,
	2013	2012

CURRENT ASSETS
Cash	$76,879	$22,418
Prepaid expenses	18,012	5,678
Total current assets	94,891	28,096
OTHER ASSETS
Mineral property options	775,000	480,000
TOTAL ASSETS	$869,891	$508,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$52,850	$9,289
Accounts payable – related party	8,009	14,589
Total current liabilities	60,859	23,878

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized,
none issued and outstanding	—	—
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 44,938,356
issued and outstanding at June 30, 2013 and 44,416,667 issued and outstanding at December 31, 2012, respectively	45	45
Additional paid in capital	2,358,108	1,672,053
Deficit accumulated during exploration stage	(586,536)	(225,296)
Accumulated earnings (deficit)	(962,584)	(962,584)
Total stockholders' equity (deficit)	809,033	484,218

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$869,891	$508,096

The accompanying notes are an integral part of these condensed financial statements.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From June 29, 2012, Entrance Into Exploration Stage, To June 30, 2013
	2013	2012	2013	2012

REVENUE	$—	$—	$—	$—	$—

COST OF REVENUES	—	—	—	—	—

OPERATING EXPENSES
Officers compensation	28,500	—	57,000	—	119,000
Exploration and evaluation	95,075	—	150,075	—	205,555
General and administrative	93,669	—	154,165	—	261,981
Total operating expenses	(217,244)	—	(361,240)	—	586,536

NET LOSS FROM CONTINUING OPERATIONS	(217,244)	—	(361,240)	—	(586,536)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued Uptone Pictures, Inc.	—	(110,175)	—	(188,099)	—

NET LOSS	$(217,244)	$(110,175)	$(361,240)	$(188,099)	$(586,536)

BASIC AND DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,737,739	44,000,000	44,598,243	44,000,000

The accompanying notes are an integral part of these condensed financial statements.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,		Period From June 29, 2012, Entrance Into Exploration Stage, to June 30, 2013
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(361,240)	$(188,099)	$(586,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	—	5,400	—
Donated consulting services	—	27,500	—
Shares for services	5,555	—	5,555
Changes in operating assets and liabilities:
(Decrease) in bank overdraft	—	(572)	—
Increase (decrease) in accounts payable	43,560	(5,630)	52,849
(Decrease) increase in accounts payable – related party	(6,580)	—	8,009
(Decrease) in deferred revenue	—	(2,500)	—
Increase in prepaid expenses	(12,334)	—	(18,012)
Net cash used in operating activities	(331,039)	(163,901)	(538,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for mineral property options	(295,000)	(150,000)	(625,000)
Cash surrendered in deconsolidation	—	(1,988)	—
Net cash used in investing activities	(295,000)	(151,988)	(625,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	680,500	250,000	1,180,500
Contributed capital	—	125,403	—
Net cash provided by financing activities	680,500	375,403	1,180,500

NET INCREASE IN CASH	54,461	59,514	17,365
CASH – BEGINNING OF PERIOD	22,418	—	59,514

CASH – END OF PERIOD	$76,879	$59,514	$76,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid in cash	$—	$—	$—
Income taxes paid in cash	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of June 30, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sovereign Lithium, Inc. (formerly Great American Energy, Inc.) (“Great American”, “Southern Bella”, the “Company” or the “Registrant”) was incorporated in Delaware on February 22, 2007.

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

On May 13, 2011, Southern Bella entered into a Subsidiary Put Option Agreement (the “Put Option Agreement”) with Wendi and Michael Davis (the “Purchasers”). As of May 13, 2011, the Purchasers were members of Southern Bella’s Board of Directors (the “Board”). On such date, the Purchasers were the beneficial holders of 8,166,667 pre-reverse split shares of Southern Bella’s common stock, par value $0.000001 per share, or 94% of Southern Bella’s issued and outstanding common stock (the “Davis Shares”). Subsequently, the Davis Shares were sold to Geoff Evett pursuant to the terms of a stock purchase agreement further described below. Under the terms of the Put Option Agreement, Southern Bella acquired a put option (the “Put Option”) obligating the Purchasers to purchase Southern Bella’s holdings of 100 shares of common stock of Uptone, such shares constituting all of the issued and outstanding shares of Uptone (the “Uptone Shares”) for a total price of $100. Under the terms of the Put Option, Southern Bella is required to obtain Board and stockholder approval prior exercising the Put Option. The Put Option will expire on May 13, 2014 (the “Option Termination Date”), unless it is terminated earlier under the terms of the Put Option Agreement.

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

On August 30, 2011, the Company effected a 79-for-1 stock-on-stock dividend for all of the issued and outstanding shares of the Company’s common stock on the record date of August 29, 2011 (the “Dividend”). Following the Dividend, the Company had 88,000,000 pre-reverse split shares of common stock outstanding.

On April 19, 2012, Mr. Geoff Evett, the Company’s Chief Executive Officer, tendered his resignation from his position as CEO of the Company.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of June 30, 2013
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

Effective July 11, 2013 the Company changed its name from Great American Energy, Inc. to Sovereign Lithium, Inc. and effected a reverse stock split on a 1-for-2 basis by filing its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.    All common shares and warrants outstanding have been retroactively restated on a 1-for-2 basis unless otherwise noted as pre-reverse split shares.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Interim Financial Information

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending December 31, 2012, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2013 and December 31, 2012, there were no cash equivalents.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of June 30, 2013
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

Reclamation Cost Obligations

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of June 30, 2013 and December 31, 2012 the Company had no reclamation obligations because it has only recently commenced exploration activity.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of June 30, 2013
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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at June 30, 2013 and December 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, June 30, 2013	Balance, December 31, 2012

Cash	$76,879	$—	$—	$76,879	$22,418
Accounts payable	$—	$52,850	$—	$52,850	$9,289
Accounts payable – related parties	$—	$8,009	$—	$8,009	$14,589

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of June 30, 2013
(Unaudited)

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of June 30, 2013 and December 31, 2012, no options or warrants related to compensation have been issued, and none are outstanding.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. The per share amounts include the dilutive effect of common stock equivalents in periods with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents. As of June 30, 2013 the Company had 888,349 warrants outstanding (December 31, 2012 – 416,667) which were not included in the calculation of net loss per share for the period because they would have been anti-dilutive.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of June 30, 2013
(Unaudited)

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

NOTE 2 - GOING CONCERN

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of June 30, 2013, the Company had working capital of $34,032 and an accumulated deficit of $1,549,120.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock Transactions

During the quarter ended June 30, 2013, we entered into two separate Regulation S Subscription Agreements (the “Subscription Agreements”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”).  Pursuant to the terms of the respective Subscription Agreements, we sold (i)   30,380 Units for an aggregate purchase price $48,000, or $1.58 per Unit, with each “Unit” consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance, and (2) 208,334 Units for an aggregate purchase price $200,000, or $0.96 per Unit, with each “Unit” consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.50 per share exercisable for three years from the date of issuance.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of June 30, 2013
(Unaudited)

On May 24, 2013, the Company issued 50,000 shares of restricted common stock valued at fair market value of $50,000 in exchange for geological consulting services to be received over the next twelve months. The fair market value of common shares was determined by using the closing price on the measurement date. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Act.

On March 7, 2013, we accepted a subscription from Pacific Oil and Gas Investments Ltd. ("Pacific Oil") for 131,579 “Units” in consideration of $250,000, or $1.90 per unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

On January 8, 2013 we entered into a Subscription Agreement with Pacific Oil for a total of 101,389 units in consideration of $182,500, or $1.80 per unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

On each of May 8, 2012, July 4, 2012, and September 25, 2012, we entered into three separate Subscription Agreements (the “Subscription Agreements”) with Pacific Oil for a total of 416,667 units in consideration of a total of $750,000, or $0.90 per unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance. Effective August 10, 2012 and October 24, 2012, we issued 138,889 and 277,778 units respectively.

During the second quarter of 2012, Metlera Capital contributed $31,742 in capital, $2,700 in rent and $7,500 in consulting to the Company.  Also during the second quarter of 2012, 7Worldwide, owned by the former President, Mike Davis and Medplus, owned by the former Secretary’s father, contributed $3,175 and $28,252 respectively.

During the first quarter of 2012, Metlera Capital contributed $46,534 in capital, $2,700 in rent and $20,000 in consulting to the Company. Also during the first quarter of 2012, 7Worldwide, owned by the former President, Mike Davis and Medplus, owned by the former Secretary’s father, contributed $20,100 and $28,450, respectively.

Warrants Outstanding

A summary of the status of the Company’s stock warrants as at June 30, 2013, and changes during the six months then ended is presented below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life

Outstanding, December 31, 2012	416,667	$2.60	2.53 years
Granted	471,682	2.11
Outstanding, vested and exercisable, June 30, 2013	888,349	$2.34	2.43 years

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

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of June 30, 2013
(Unaudited)

Below are the asset and liability values for Uptone Pictures, Inc. prior to exercise of Put Option Agreement:

Cash	$1,988
Total assets	1,988

Accrued liabilities	12,798
Deferred revenue	9,525
Total liabilities	22,323

Net assets – discontinued operations	$(20,335)

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, the Company incurred a total of $57,000 in salaries and consulting fees for the services of its directors and officers. As of June 30, 2013, the Company has recorded an accounts payable to a related party, director, for $5,000 for consulting services provided and a further $3,009 as due to its Chief Executive Officer for expenses incurred on behalf of the Company (December 31, 2012 - $5,000 and $9,589 respectively).

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

During the second quarter of 2012, the Company received $63,169 of contributed capital from three related parties: $3,175 from 7Worldwide, owned by the former President, Mike Davis, $28,252 from MedPlus, owned by the former Secretary’s father, and $31,742 of contributed capital from Metlera Capital SL, owned equally by Geoff Evett and his wife.  The $31,742 consisted of $21,542 cash, $2,700 in rent and $7,500 in consulting.

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

Prior to the exercise of the Put Option, the Company conducted its operations from facilities located in Wake Forest, North Carolina. This office was provided to the Company by its former President, Mike Davis, for which the Company recognized expenses of $900 per month through July 1, 2012. Rent expense for the six months ending June 30, 2012 was $5,400.

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

(i)
make cash payments to Wallach totaling $350,000, inclusive of $25,000 for staking additional claims within the area of mutual interest.  As of June 30, 2013 the Company has paid all required cash payments of $325,000.  The additional staked claims have not been pursued by the parties to the agreement;

(ii)	fund improvement and mineral exploration projects on the property totaling $350,000 of which $55,000 had been paid as of June 30, 2013; and
(iii)	if the mineral and exploration projects provide evidence that there is the equivalent of at least $1,000,000,000 of gross value on the property, issue 1,000,000 shares of common stock to Wallach.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of June 30, 2013
(Unaudited)

The Company must satisfy the above-described conditions and exercise the Wallach Option no later than April 30, 2015. After exercise of the Wallach Option, Wallach will retain a 2% net smelter royalty for any and all minerals mined and delivered from the property. The Company and Wallach have also agreed to cooperate in acquiring mining claims in the area within an 8.5 kilometer radius of the property, with such acquisitions to be subject to the terms of the Wallach Agreement. As of August 5, 2013, the Company is in compliance with the Wallach Option agreement.

GeoXplor Option (Esmeralda County, Nevada, United States of America)

On June 13, 2012, we entered into the Mineral Property Option Agreement (the “GeoXplor Option”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the GeoXplor Option, GeoXplor has granted the Company the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada. To exercise the GeoXplor Option, the Company must make cash payments to GeoXplor totaling $575,000, of which $450,000 had been paid as of June 30, 2013 and fund improvement and mineral exploration projects on the property totaling $800,000, of which $100,000 had been spent as of June 30, 2013. The Company must satisfy all the above-described conditions and exercise the GeoXplor Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property. As of August 5, 2013, the Company is in compliance with the GeoXplor Option agreement.

On May 20, 2013, the Company entered into a one year Advisory Agreement (“Advisory Agreement”) with the founder and principal of GeoXplor Corp. pursuant to which he agreed to use his expertise in mining and exploration to provide advisory services to the Board of Directors. As compensation for these advisory services, the Company issued 50,000 shares of restricted common stock at a value of $50,000 which is being expensed over the term of the one year contract.  The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Act.

NOTE 7 – SUBSEQUENT EVENTS

Effective July 11, 2013 the Company changed its name from Great American Energy, Inc. to Sovereign Lithium, Inc. and effected a reverse stock split on a 1-for-2 basis by filing its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.  All common shares and warrants outstanding have been retroactively restated on a 1-for-2 basis unless otherwise noted as pre-reverse split shares.

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

OVERVIEW

Sovereign Lithium, Inc., formerly Great American Energy, Inc. (“Sovereign Lithium” or the “Registrant”) was incorporated in Delaware on February 22, 2007 (originally under the name Southern Bella, Inc.). The Registrant was organized to acquire catering companies throughout the United States. The first catering company acquired by the Registrant was Dupree Catering, Inc. (“Dupree”). Dupree is a Kentucky corporation, formed on October 28, 1991. On March 1, 2007, the Registrant acquired all of the shares of stock of Dupree for $110,000 and Dupree became the wholly-owned subsidiary of the Registrant. The Registrant sold all of the assets of Dupree on July 1, 2008.

On December 17, 2010 the Registrant, closed a reverse take-over transaction by which it acquired 100% of the issued and outstanding common stock of Uptone Pictures, Inc., a North Carolina corporation (“Uptone”) which specializes in the creation, production and distribution of entertainment content.

On May 13, 2011, the Registrant entered into a Subsidiary Put Option Agreement (the “Put Option Agreement”) with Wendi and Michael Davis (the “Purchasers”). As of May 13, 2011, the Purchasers were members of the Registrant’s Board of Directors (the “Board”). On such date, the Purchasers were the beneficial holders of 8,166,667 pre-reverse split shares of the Registrant’s pre-consolidation common stock, par value $0.000001 per share, or 94% of the Registrant’s issued and outstanding common stock (the “Davis Shares”). Subsequently, the Davis Shares were sold to Geoff Evett pursuant to the terms of a stock purchase agreement further described below. Under the terms of the Put Option Agreement, the Registrant acquired a put option (the “Put Option”) obligating the Purchasers to purchase the Registrant’s holdings of 100 shares of common stock of Uptone, such shares constituting all of the issued and outstanding shares of Uptone (the “Uptone Shares”) for a total price of $100. Under the terms of the Put Option, the Registrant is required to obtain Board and stockholder approval prior exercising the Put Option. The Put Option will expire on May 13, 2014 (the “Option Termination Date”), unless it is terminated earlier under the terms of the Put Option Agreement.

Pursuant to the terms of the Put Option Agreement, the Purchasers agreed to indemnify the Registrant for any costs, expenses, liabilities or claims incurred by Uptone before, by and through and after the option period (the period from May 13, 2011 to the Option Termination Date or earlier termination as provided in the Put Option Agreement).

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

On June 29, 2011, we entered into a contribution agreement (the “Contribution Agreement”) with Geoff Evett, our sole director, president, and largest shareholder. Pursuant to the Contribution Agreement, Mr. Evett returned 7,566,667 pre-reverse split shares of our common stock to us as a contribution to our capital. Prior to the execution of the Contribution Agreement, Mr. Evett held 8,166,667 pre-reverse split shares of our common stock representing approximately 94.23% of our issued and outstanding shares. Following the execution of the Contribution Agreement, Mr. Evett held 600,000 shares of our pre-reverse split common stock representing approximately 54.54% of our issued and outstanding shares.

On June 29, 2011, we approved the Certificate of Amendment to change our name to Great American Energy, Inc. The name change was effective as of August 26, 2011.

On August 30, 2011, we effected a 79-for-1 stock-on-stock dividend for all of the issued and outstanding shares of our common stock on the record date of August 29, 2011 (the “Dividend”). Following the Dividend, we had 44,000,000 shares (88,000,000 pre-reverse split) of our common stock outstanding.

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

Effective July 11, 2013 the Company changed its name from Great American Energy, Inc. to Sovereign Lithium, Inc. and effected a reverse stock split on a 1-for-2 basis by filing its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.  All common shares and warrants outstanding have been retroactively restated on a 1-for-2 basis unless otherwise noted as pre-reverse split shares.

RECENT DEVELOPMENTS

Advisory Agreement

On May 20, 2013, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Mr. John Rud, the founder and principal of GeoXplor Corp. (“Mr. Rud”). Pursuant to the terms of the Advisory Agreement, Mr. Rud agreed to use his expertise in mining and exploration to provide advisory services to the Board of Directors. As compensation for Mr. Rud’s advisory services, the Company agreed to issue Mr. Rud or his designee one hundred thousand shares of restricted common stock of the Company. The Advisory Agreement has a term of one year and can be extended for additional terms upon mutual agreement.  On May 24, 2013, the Company issued 50,000 shares of restricted common stock valued at $50,000.  The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Act.

Financing

During the quarter ended June 30, 2013, we entered into two separate Regulation S Subscription Agreements (the “Subscription Agreements”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”).  Pursuant to the terms of the respective Subscription Agreement, we sold (i)   30,380 Units for an aggregate purchase price $48,000, or $1.58 per Unit, with each “Unit” consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for a three year period, and (2) 208,334 Units for an aggregate purchase price $200,000, or $0.96 per Unit, with each “Unit” consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.50 per share for a three year period.  The issuance of the units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”). The Company made this determination based on the representations of Pacific Oil which included, in pertinent part, that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act.  As of June 30, 2013 we had 44,938,356 shares of common stock outstanding giving effect to the reverse stock split..

Corporate Actions- Name Change and Reverse Stock Split

On May 23, 2013, the Board of Directors of the Company unanimously approved, and on May 28, 2013 (the “Record Date”), the holder of at least a majority of the voting power of our issued and outstanding common stock as of such Record Date, approved by written consent pursuant to Section 228 of the Delaware General Corporation Law (the “DGCL”), the following corporate actions to be effected through the filing of the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (collectively, the “Corporate Actions”): (i) that the Certificate of Incorporation of the Company be amended and restated to change its name to “Sovereign Lithium, Inc.” (the “Name Change”); (ii) that the Certificate of Incorporation of the Company be amended and restated to authorize that 20,000,000 shares of preferred stock, par value $.000001 per share, may be issued in one or more series, and with such designation and authorized number of such shares of each series to be determined by the Board (“Blank Check Preferred Stock”); (iii) that the Certificate of Incorporation of the Company be amended and restated to effect a reverse stock split of the issued and outstanding common stock of the Company, at a reverse stock split ratio of 1-for-2, with each stockholder otherwise entitled to receive a fractional share of common stock as a result of the reverse stock split receiving one full share of common stock in lieu of the Company issuing such fractional share or paying cash in respect thereof (the “Reverse Stock Split”); (iv) that the Certificate of Incorporation of the Company be amended and restated to give the Board the authority and power to change the Bylaws of the Company without requiring a vote of the stockholders; (v) that the Certificate of Incorporation of the Company be amended and restated to include a provision to limit the personal liability of its directors to the fullest extent permitted under Section 102 of the DGCL; and (v) that the Certificate of Incorporation of the Company be amended and restated to provide indemnification and advancement of expenses to its officers, directors, employees and agents to the fullest extent permitted by Section 145 of DGCL.

In connection with the Corporate Actions, on June 21, 2013, the Company mailed an Information Statement to its stockholders of record as of the Record Date. On July 11, 2013, the Company filed the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the Corporation Actions, including the name change to “Sovereign Lithium, Inc.” and the Reverse Stock Split.  The Name Change and Reverse Stock Split was  approved by Financial Industry Regulatory Authority (“FINRA”).  Effective at the beginning of trading on July 12, 2013, the Company's name was changed to Sovereign Lithium, Inc. and  the Company's shares  began trading on a split-adjusted basis. A new CUSIP number was assigned to the Company's common stock as a result of the Name Change and Reverse Stock Split.

Transition to Mineral Exploration and Development Industry

As disclosed in previous quarterly and annual reports, the Company has been working on transitioning its operations to focus on the mineral exploration and development industry. In connection with this transition, during the quarter ended June 30, 2013 and the year ended December 31, 2012, we took the actions described below.

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

To exercise the Wallach Option, we must (i) make cash payments to Wallach totaling $350,000, inclusive of $25,000 for staking additional claims within the area of mutual interest, (ii) fund improvement and mineral exploration projects on the property totaling $350,000, and (iii) if the mineral and exploration projects provide evidence that there is the equivalent of at least $1 billion of gross value on the property, we must issue 1,000,000 shares of our common stock to Wallach.

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

As of June 30, 2013 the Company has paid $325,000 in cash payments and incurred $55,000 in exploration costs.  The parties have not pursued staking additional claims within the area of mutual interest.  As of August 5, 2013 the Company is in compliance with the Wallach Agreement.

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

As of June 30, 2013 we have paid $450,000 in cash and incurred $100,000 in exploration costs. As of August 5, 2013, the Company is in compliance with the GeoXplor Option agreement.

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

GOING CONCERN UNCERTAINTY

The condensed financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of June 30, 2013, the Company had working capital of $34,032 and an accumulated deficit of $1,549,120.

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

Continuing Operations. Revenue from continuing operations was $0 for the three and six month periods ended June 30, 2013 and $0 during the same periods ended June 30, 2012. Cost of revenues for the three and six month periods ended June 30, 2013 and ended June 30, 2012 was $0.

Net Loss. Net income (loss) for the three month period ended June 30, 2013 and 2012 were ($217,244) and ($110,175), respectively. Net income (loss) for the six month period ended June 30, 2013 and 2012 were ($361,240) and ($188,099), respectively.  Losses increased primarily due to increased general and administrative expenses and the acquisition of mineral options.

Discontinued Operations. The income (loss) from the discontinued operations of Uptone was $0 for the three and six month periods ended June 30, 2013 and $110,175 and $188,099 for the three and six month periods ended June 30, 2012, respectively.

Expenses

Officers Compensation.   Officers’ compensation was $28,500 for the three month period ended June 30, 2013 and $0 for the three month period ended June 30, 2012.  Officers’ compensation was $57,000 for the six month period ended June 30, 2013 and $0 for the six month period ended June 30, 2012.  The increase is due to an increase in the compensation of officers in connection with commencing new operations.

General and Administrative Expenses.  General and administrative expenses were $93,669 for the three month period ended June 30, 2013 and $0 for the three month period ended June 30, 2012. General and administrative expenses were $154,165 for the six month period ended June 30, 2013 and $0 for the six month period ended June 30, 2012.The increases during the three and six months ended June 30, 2013 were due to increased general and administrative expenses relating to recent corporate transactions.

Exploration and Evaluation Expenses.  We incurred $95,075 in exploration and evaluation expenses in the three month period ended June 30, 2013 compared to $0 for the three month period ended June 30, 2012.  We incurred $150,075 in exploration and evaluation expenses in the six month period ended June 30, 2013 compared to $0 for the six month period ended June 30, 2012. The increase is a result of the commencement of our exploration activity during the third quarter of 2012.

Liquidity and Capital Resources

We generated net losses for the periods ending June 30, 2013 and June 30, 2012 of ($361,240) and ($110,175) respectively, and had an accumulated deficit of $1,549,120 at June 30, 2013. We had a working capital surplus of $34,032 for the period ending June 30, 2013 and a working capital surplus of $4,218 for the year ended December 31, 2012. We have no long term obligations other than our mineral property obligations as described herein.

We had a cash balance of $76,879 at June 30, 2013 and $22,418 at December 31, 2012. For the six month period ended June 30, 2013 we had net cash inflows of $54,461 versus $59,514 in the six months ended June 30, 2012. Cash flows used in operations for the six month period ended June 30, 2013 were ($331,039) compared with ($163,901) used for discontinued operations in the same period in 2012. The increase in use of cash for operations is primarily attributable to increased general and administrative costs and exploration costs for mineral options. Cash flows used in operations for the six month period ending June 30, 2013 consisted primarily of a net loss from operations of ($361,240) compared with $0 from operations and ($188,099) from discontinued operations for the same period in 2012. The increase in loss was primarily because of the change in the nature of our business and, our expenditures of $150,075 on exploration properties and increased general and administrative expenses. We had net cash provided by financing activities of $680,500 for the six month period ended June 30, 2013, compared with $0 for the same period in 2012, an increase attributable to proceeds of sales of our stock. Cash flows used in investing activities were $295,000 for the six month period ending June 30, 2013 compared with $151,988 for the same period in 2012. The increase was primarily due to cash paid for mineral options.

During the next 12 months we expect that our operations will be funded by further equity financing activities. However, there is no assurance that we will be able to obtain sufficient funds to support our operations as planned. We are dependent on the continued support of our creditors and our ability to raise further capital to fund ongoing expenditures. In current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to our ability to continue operating as a going concern. In the event we are unable to raise additional capital, we will not be able to meet our obligations and will be required to further curtail or terminate some of our projects and/or activities. If we fail to secure such funding, we may fail to meet our reporting obligations as a public company and could lose our eligibility for the quotation of our stock on the over the counter bulletin board. Should this occur, investors may have increased difficulty selling their stock.

Our independent auditors have indicated in their audit report for the year ended December 31, 2012 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company. Accordingly, based upon that evaluation, as of June 30, 2013, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Common Stock

On May 3, 2013, the Company accepted a subscription from Pacific Oil & Gas Investments Ltd. (“Pacific Oil”) for 30,380 Units for an aggregate purchase price $48,000, or $1.58 per Unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years.

On June 4, 2013, the Company accepted a subscription from Pacific Oil for 208,334 Units for an aggregate purchase price $200,000, or $0.96 per Unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.50 per share for three years.

The issuance of the Units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act.  The Company made this determination based on the representations of Pacific Oil which included, in pertinent part, that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act.

Issuance of Common Stock

On May 20, 2013, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Mr. John Rud, the founder and principal of GeoXplor Corp. (“Mr. Rud”). Pursuant to the terms of the Advisory Agreement, Mr. Rud agreed to use his expertise in mining and exploration to provide advisory services to the Board of Directors. As compensation for Mr. Rud’s advisory services, the Company agreed to issue Mr. Rud or his designee one hundred thousand shares of restricted common stock of the Company. The Advisory Agreement has a term of one year and can be extended for additional terms upon mutual agreement.  On May 24, 2013, the Company issued 50,000 shares of restricted common stock valued at $50,000.  The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Act.

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

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Item
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 2013 (1)

10.1	Advisory Agreement*

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.FRE	XBRL Taxonomy Extension Presentation Linkbase (2)
 ____________
* Filed herewith.

(1) Incorporated by reference to Form 8-K filed on July 15, 2013

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

SOVEREIGN LITHIUM, INC.

Date: August 5, 2013	By:	/s/ Felipe Pimienta Barrios
Felipe Pimienta Barrios
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)