Form 10-Q
period 2013-09-30
Sovereign Lithium, Inc.
filed 2013-10-25
CIK 1393403

OMB APPROVAL
OMB Number:	3235-0070
Expires:	April 30, 2015
Estimated average burden hours per response: ……………....................................... 187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-54233

SOVEREIGN LITHIUM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-8602410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 18th Street, Suite 3000, Denver, Colorado 80202
(Address of principal executive offices)	(Zip Code)

(303) 952-0455
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐	No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Not Applicable

Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
45,271,689 common shares issued and outstanding as of October 24, 2013.

ii

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Page

Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	F-1

Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the period from June 29, 2012, entrance into exploration stage, to September 30, 2013 (unaudited)	F-2

Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the period from June 29, 2012, entrance into exploration stage, to September 30, 2013 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
ASSETS	September 30,	December 31,
	2013	2012

CURRENT ASSETS
Cash	$52,083	$22,418
Prepaid expenses	12,928	5,678
Total current assets	65,011	28,096
OTHER ASSETS
Mineral property options	775,000	480,000
TOTAL ASSETS	$840,011	$508,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$82,540	$9,289
Accounts payable – related party	6,752	14,589
Total current liabilities	89,292	23,878

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized,
none issued and outstanding	—	—
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 45,271,689
issued and outstanding at September 30, 2013 and 44,416,667 issued and outstanding at December 31, 2012, respectively	45	45
Additional paid in capital	2,465,946	1,672,053
Deficit accumulated during exploration stage	(752,688)	(225,296)
Accumulated earnings (deficit)	(962,584)	(962,584)
Total stockholders' equity	750,719	484,218

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$840,011	$508,096

The accompanying notes are an integral part of these condensed financial statements.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From June 29, 2012, Entrance Into Exploration Stage, to September 30,
	2013	2012	2013	2012	2013

REVENUE	$—	$—	$—	$—	$—

COST OF REVENUES	—	—	—	—	—

OPERATING EXPENSES
Officers compensation	28,500	33,500	85,500	47,500	147,500
Exploration and evaluation	85,870	55,480	235,945	55,480	291,425
General and administrative	51,782	78,197	205,947	171,978	313,763
Total operating expenses	(166,152)	(167,177)	(527,392)	(274,958)	(752,688)

NET LOSS FROM CONTINUING OPERATIONS	(166,152)	(167,177)	(527,392)	(274,958)	(752,688)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued Uptone Pictures, Inc.	—	—	—	(80,318)	—

NET LOSS	$(166,152)	$(167,177)	$(527,392)	$(355,276)	$(752,688)

BASIC AND DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	45,094,145	44,000,000	44,733,114	44,000,000

The accompanying notes are an integral part of these condensed financial statements.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From June 29, 2012, Entrance Into Exploration Stage, to September 30,

	Nine months ended September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(527,392)	$(274,958)	$(752,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	—	—	—
Donated consulting services	—	—	—
Shares for services	13,393	—	13,393
Changes in operating assets and liabilities:
Increase in accounts payable	73,251	51,067	82,540
(Decrease) increase in accounts payable – related party	(7,837)	7,500	6,752
Increase in prepaid expenses	(7,250)	—	(12,928)
Net cash used in operating activities	(455,835)	(216,391)	(662,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for mineral property options	(295,000)	(345,000)	(625,000)
Cash surrendered on deconsolidation	—	(1,988)	—
Net cash used in investing activities	(295,000)	(346,988)	(625,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	780,500	500,000	1,280,500
Contributed capital	—	125,403	—
Net cash provided by financing activities	780,500	625,403	1,280,500

CASH FLOWS USED IN DISCONTINUED OPERATIONS	—	(56,120)	—

NET INCREASE (DECREASE) IN CASH	29,665	5,904	(7,431)
CASH – BEGINNING OF PERIOD	22,418	—	59,514

CASH – END OF PERIOD	$52,083	$5,904	$52,083

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid in cash	$—	$—	$—
Income taxes paid in cash	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
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

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
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

Effective July 11, 2013, the Company changed its name from Great American Energy, Inc. to Sovereign Lithium, Inc. and effected a reverse stock split on a 1-for-2 basis by filing its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. All common shares and warrants outstanding have been retroactively restated on a 1-for-2 basis unless otherwise noted as pre-reverse split shares.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Interim Financial Information

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending December 31, 2012, and particularly to Note 2, which includes a summary of significant accounting policies.

Exploration Stage

The Company complies with Accounting Standards Codification 915-10 for its characterization of the Company as exploration stage.

Reclassifications

Certain prior period amounts have reclassified to conform to the current period presentation. There was no material effect to the financial statements as result of these reclassifications.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
(Unaudited)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2013 and December 31, 2012, there were no cash equivalents.

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

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
(Unaudited)

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

Reclamation Cost Obligations

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of September 30, 2013 and December 31, 2012, the Company had no reclamation obligations because it has only recently commenced exploration activity.

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

 SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
(Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at September 30, 2013 and December 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, September 30, 2013	Balance, December 31, 2012

Cash	$52,083	$—	$—	$52,083	$22,418
Accounts payable	$—	$82,540	$—	$82,540	$9,289
Accounts payable – related parties	$—	$6,752	$—	$6,752	$14,589

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of September 30, 2013 and December 31, 2012, no options or warrants related to compensation have been issued, and none are outstanding.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
(Unaudited)

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. The per share amounts include the dilutive effect of common stock equivalents in periods with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents. As of September 30, 2013, the Company had 1,221,682 warrants outstanding (December 31, 2012 – 416,667) which were not included in the calculation of net loss per share for the period because they would have been anti-dilutive.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRS. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
(Unaudited)

NOTE 2 - GOING CONCERN

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of September 30, 2013, the Company had working capital deficiency of $24,281 and an accumulated deficit of $1,715,272.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock Transactions

During the quarter ended September 30, 2013, the Company entered into a Regulation S Subscription Agreement with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”) for 333,333 units for an aggregate purchase price of $100,000 or $0.30 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.70 per share for three years from the date of issuance.

During the quarter ended June 30, 2013, the Company entered into two separate Regulation S Subscription Agreements with Pacific Oil.  Pursuant to the terms of the respective Subscription Agreements, we sold (i) 30,380 units for an aggregate purchase price $48,000, or $1.58 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance; and (ii) 208,334 units for an aggregate purchase price $200,000, or $0.96 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.50 per share exercisable for three years from the date of issuance.

On May 24, 2013, and pursuant to an Advisory Agreement, the Company issued 50,000 shares of restricted common stock valued at fair market value of $50,000 in exchange for geological consulting services to be received over the next twelve months.  The fair market value of common shares was determined by using the closing price on the measurement date. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
(Unaudited)

Act.  In the event this Advisory Agreement is terminated prior to the expiration of the primary term or any extension period by mutual written agreement, the Company shall only be responsible to pay the consultant for the accrued portion up to the effective date of termination. As of September 30, 2013, $13,393 in non-cash exploration costs has been recognized with respect to the Advisory Agreement.

On March 7, 2013, the Company accepted a Regulation S Subscription Agreement from Pacific Oil for 131,579 units in consideration of $250,000, or $2.60 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

On each of May 8, 2012, July 4, 2012, and September 25, 2012, we entered into three separate Regulation S Subscription Agreements with Pacific Oil for a total of 416,667 units in consideration of a total of $750,000, or $0.90 per unit.  Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.  Effective August 10, 2012 and October 12, 2012, we issued 138,889 and 277,778 units respectively.

On January 8, 2013, the Company entered into a Regulation S Subscription Agreement with Pacific Oil for a total of 101,389 units in consideration of $182,500, or $1.80 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

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

Warrants Outstanding

A summary of the status of the Company’s stock warrants as at September 30, 2013, and changes during the nine months then ended is presented below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life

Outstanding, December 31, 2012	416,667	$2.60	2.53 years
Granted	805,015	1.53	2.68 years
Outstanding, vested and exercisable, September 30, 2013	1,221,682	$1.89	2.37 years

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
(Unaudited)

NOTE 4 – PUT OPTION

Under the terms of the Put Option Agreement, Southern Bella acquired a Put Option obligating the Purchasers to purchase Southern Bella’s holdings of 100 shares of common stock of Uptone, such shares constituting all of the issued and outstanding shares of Uptone for a total price of $100.

Below is the summary of the Put Option Agreement including fair value of assets disposed, liabilities disposed and consideration received as of June 29, 2012, when the option was exercised.

Below are the asset and liability values for Uptone prior to exercise of the Put Option Agreement:

Cash	$1,988
Total assets	1,988

Accrued liabilities	12,798
Deferred revenue	9,525
Total liabilities	22,323

Net assets – discontinued operations	$(20,335)

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, the Company incurred a total of $85,500 in salaries and consulting fees for the services of its directors and officers (2012 - $47,500). As of September 30, 2013, the Company has recorded an accounts payable to a related party, a director, for $5,354 for consulting services and office expenses and a further $1,398 as due to its Chief Executive Officer for expenses incurred on behalf of the Company (December 31, 2012 - $5,000 and $9,589 respectively).

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

During the second quarter of 2012, the Company received $63,169 of contributed capital from three related parties: $3,175 from 7Worldwide, owned by the former President, Mike Davis; $28,252 from MedPlus, owned by the former Secretary’s father; and $31,742 of contributed capital from Metlera Capital SL, owned equally by Mr. Evett and his wife.  The $31,742 consisted of $21,542 cash, $2,700 in rent and $7,500 in consulting.

During the first quarter of 2012, the Company received $95,084 of contributed capital from three related parties: $20,100 from 7Worldwide, owned by the former President, Mike Davis; $28,450 from MedPlus, owned by the former Secretary’s father; and $46,534 of contributed capital from Metlera Capital SL, owned equally by Mr. Evett and his wife. The $46,534 consists of $23,834 of cash, $2,700 in rent and $20,000 in consulting.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
(Unaudited)

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

(i)
make cash payments to Wallach totaling $350,000, inclusive of $25,000 for staking additional claims within the area of mutual interest.  As of September 30, 2013 the Company has paid all required cash payments of $325,000.  The additional staked claims have not been pursued by the parties to the agreement;

(ii)	fund improvement and mineral exploration projects on the property totaling $350,000 of which $100,000 had been paid as of September 30, 2013; and

(iii)	if the mineral and exploration projects provide evidence that there is the equivalent of at least $1,000,000,000 of gross value on the property, issue 1,000,000 shares of common stock to Wallach.

The Company must satisfy the above-described conditions and exercise the Wallach Option no later than April 30, 2015. After exercise of the Wallach Option, Wallach will retain a 2% net smelter royalty for any and all minerals mined and delivered from the property. The Company and Wallach have also agreed to cooperate in acquiring mining claims in the area within an 8.5 kilometer radius of the property, with such acquisitions to be subject to the terms of the Wallach Agreement. As of October 24, 2013, the Company is in compliance with the Wallach Option agreement.

GeoXplor Option (Esmeralda County, Nevada, United States of America)

On June 13, 2012, the Company entered into the Mineral Property Option Agreement (the “GeoXplor Option”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the GeoXplor Option, GeoXplor has granted the Company the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada. To exercise the GeoXplor Option, the Company must make cash payments to GeoXplor totaling $575,000, of which $450,000 had been paid as of September 30, 2013 and fund improvement and mineral exploration projects on the property totaling $800,000, of which $178,032 cash costs had been incurred as of September 30, 2013. The Company must satisfy all the above-described conditions and exercise the GeoXplor Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property. As of October 24, 2013, the Company is in compliance with the GeoXplor Option.

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Notes to the Condensed Financial Statements as of September 30, 2013
(Unaudited)

On May 20, 2013, the Company entered into a one year Advisory Agreement (“Advisory Agreement”) with the founder and principal of GeoXplor pursuant to which he agreed to use his expertise in mining and exploration to provide advisory services to the Board of Directors. As compensation for these advisory services, the Company issued 50,000 shares of restricted common stock at a value of $50,000 which is being expensed over the term of the one year contract.  As of September 30, 2013, $13,393 in non-cash exploration costs has been recognized with respect to the Advisory Agreement. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Act.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.  Management has determined that there are no reporting subsequent events requiring disclosure other than the following:

On October 18, 2013, the Company accepted a subscription from Pacific Oil for 1,000,000 units in exchange for $100,000, or $0.10 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.25 per share for three years from the date of issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On December 17, 2010, the Registrant closed a reverse take-over transaction by which it acquired 100% of the issued and outstanding common stock of Uptone Pictures, Inc., a North Carolina corporation (“Uptone”) which specializes in the creation, production and distribution of entertainment content.

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

On June 29, 2011, we entered into a contribution agreement (the “Contribution Agreement”) with Mr. Evett, our sole director, president, and largest shareholder. Pursuant to the Contribution Agreement, Mr. Evett returned 7,566,667 pre-reverse split shares of our common stock to us as a contribution to our capital. Prior to the execution of the Contribution Agreement, Mr. Evett held 8,166,667 pre-reverse split shares of our common stock representing approximately 94.23% of our issued and outstanding shares. Following the execution of the Contribution Agreement, Mr. Evett held 600,000 shares of our pre-reverse split common stock representing approximately 54.54% of our issued and outstanding shares.

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

On June 29, 2012, we exercised the above-described Put Option and we divested our Company of the Uptone Shares. In connection with this exercise, all of the assets and liabilities of Uptone have been transferred to the Purchasers and as of June 29, 2012, we no longer have any subsidiaries and the operations of Uptone are no longer the operations of the Company.

Effective July 11, 2013, we changed our name from Great American Energy, Inc. to Sovereign Lithium, Inc. and effected a reverse stock split on a 1-for-2 basis by filing its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.  All common shares and warrants outstanding have been retroactively restated on a 1-for-2 basis unless otherwise noted as pre-reverse split shares.

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

Financing

On October 18, 2013, we accepted a subscription from Pacific Oil & Gas Investments Ltd. (“Pacific Oil”) for 1,000,000 units for an aggregate purchase price $100,000, or $0.10 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.25 per share for three years from the date of issuance.

During the quarter ended September 30, 2013, we entered into a Regulation S Subscription Agreement with Pacific Oil for 333,333 units for an aggregate purchase price of $100,000 or $0.30 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.70 per share for three years from the date of issuance.

During the quarter ended June 30, 2013, we entered into two separate Regulation S Subscription Agreements with Pacific Oil.  Pursuant to the terms of the respective Subscription Agreements, we sold (i) 30,380 units for an aggregate purchase price $48,000, or $1.58 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for a three year period; and (ii) 208,334 units for an aggregate purchase price $200,000, or $0.96 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.50 per share for a three year period.

During the quarter ended March 31, 2013, we entered into two separate Subscription Agreements with Pacific Oil for 101,389 and 131,579 units in consideration of $182,500 and $250,000 respectively or $1.80 and $1.90 per unit respectively. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

The issuance of the above described units to Pacific Oil pursuant to the Subscription Agreements were exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”). We made this determination based on the representations of Pacific Oil which included, in pertinent part that Pacific Oil is not a “U.S. Person” as that term is defined in Regulation S under the Act.

As of September 30, 2013, we had 45,271,689 shares of common stock outstanding.

Corporate Actions- Name Change and Reverse Stock Split

On May 23, 2013, the Board of Directors of the Company unanimously approved corporate actions that would benefit the Company, and on May 28, 2013 (the “Record Date”), the holders of at least a majority of the voting power of our issued and outstanding common stock as of such Record Date, approved by written consent pursuant to Section 228 of the Delaware General Corporation Law (the “DGCL”), the following corporate actions to be effected through the filing of the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (collectively, the “Corporate Actions”): (i) that the Certificate of Incorporation of the Company be amended and restated to change its name to “Sovereign Lithium, Inc.” (the “Name Change”); (ii) that the Certificate of Incorporation of the Company be amended and restated to authorize that 20,000,000 shares of preferred stock, par value $0.000001 per share, may be issued in one or more series, and with such designation and authorized number of such shares of each series to be determined by the Board (“Blank Check Preferred Stock”); (iii) that the Certificate of Incorporation of the Company be amended and restated to effect a reverse stock split of the issued and outstanding common stock of the Company, at a reverse stock split ratio of 1-for-2, with each stockholder otherwise entitled to receive a fractional share of common stock as a result of the reverse stock split receiving one full share of common stock in lieu of the Company issuing such fractional share or paying cash in respect thereof (the “Reverse Stock Split”); (iv) that the Certificate of Incorporation of the Company be amended and restated to give the Board the authority and power to change the Bylaws of the Company without requiring a vote of the stockholders; (v) that the Certificate of Incorporation of the Company be amended and restated to include a provision to limit the personal liability of its directors to the fullest extent permitted under Section 102 of the DGCL; and (vi) that the Certificate of Incorporation of the Company be amended and restated to provide indemnification and advancement of expenses to its officers, directors, employees and agents to the fullest extent permitted by Section 145 of DGCL.

In connection with the Corporate Actions, on June 21, 2013, we mailed an Information Statement to its stockholders of record as of the Record Date. On July 11, 2013, we filed the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the Corporation Actions, including the name change to “Sovereign Lithium, Inc.” and the Reverse Stock Split.  The Name Change and Reverse Stock Split was approved by Financial Industry Regulatory Authority (“FINRA”).  Effective at the beginning of trading on July 12, 2013, the Company's name was changed to Sovereign Lithium, Inc. and the Company's shares began trading on a split-adjusted basis. A new CUSIP number was assigned to the Company's common stock as a result of the Name Change and Reverse Stock Split.

Transition to Mineral Exploration and Development Industry

As disclosed in previous quarterly and annual reports, we have been working on transitioning its operations to focus on the mineral exploration and development industry. In connection with this transition, during the quarter ended September 30, 2013 and the year ended December 31, 2012, we took the actions described below.

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

To exercise the Wallach Option, we must (i) make cash payments to Wallach totaling $350,000, inclusive of $25,000 for staking additional claims within the area of mutual interest; (ii) fund improvement and mineral exploration projects on the property totaling $350,000; and (iii) if the mineral and exploration projects provide evidence that there is the equivalent of at least $1 billion of gross value on the property, we must issue 1,000,000 shares of our common stock to Wallach.

We must satisfy the above-described conditions and exercise the Wallach Option no later than April 30, 2015.  After exercise of the Option, Wallach will retain a 2% net smelter royalty for any and all minerals mined and delivered from the property.  We have also agreed to cooperate with Wallach in acquiring mining claims in the area within an 8.5 kilometer radius of the property, with such acquisitions to be subject to the terms of the Agreement.

As of September 30, 2013, we have paid the required $325,000 in cash payments and incurred $100,000 in exploration costs.  The parties have not pursued staking additional claims within the area of mutual interest.  As of October 24, 2013, we are in compliance with the Wallach Agreement.

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

As of September 30, 2013, we have paid $450,000 in cash and incurred $178,032 in exploration costs. As of October 24, 2013, we are in compliance with the GeoXplor Option.

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

GOING CONCERN UNCERTAINTY

The condensed financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of September 30, 2013, the Company had a working capital deficiency of $24,281 and an accumulated deficit of $1,715,272.

As more fully described in the Notes to Condensed Financial Statements and elsewhere in this quarterly report, we currently have entered into options for the acquisition of various mineral properties. None of these mineral properties currently have proven or probable reserves. We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties. There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations. If the Company is unable to raise sufficient capital to pay its obligations, or is unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

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

Continuing Operations. Revenue from continuing operations was $0 for the three and nine month periods ended September 30, 2013 and $0 during the same periods ended September 30, 2012. Cost of revenues for the three and nine month periods ended September 30, 2013 and September 30, 2012 was $0.

Net Loss. Net income (loss) for the three month period ended September 30, 2013 and 2012 were ($166,152) and ($167,177), respectively. Net income (loss) for the nine month periods ended September 30, 2013 and 2012 were ($527,392) and ($355,276), respectively.  Losses increased primarily due to increased general and administrative expenses and the acquisition of mineral options.

Discontinued Operations. The income (loss) from the discontinued operations of Uptone was $0 for the three and nine month periods ended September 30, 2013 and $Nil and $80,318 for the three and nine month periods ended September 30, 2012, respectively.

Expenses

Officers’ Compensation. Officers’ compensation was $28,500 for the three month period ended September 30, 2013 and $33,500 for the three month period ended September 30, 2012.  Officers’ compensation was $85,500 for the nine month period ended September 30, 2013 and $47,500 for the nine month period ended September 30, 2012.  The decrease in the three month period and the increase in the nine month period is due to an increase in the compensation of officers in connection with our new operations.

General and Administrative Expenses.  General and administrative expenses were $51,782 for the three month period ended September 30, 2013 and $78,197 for the three month period ended September 30, 2012. General and administrative expenses were $205,947 for the nine month period ended September 30, 2013 and $171,978 for the nine month period ended September 30, 2012. The increases during the three and nine months ended September 30, 2013 were due to increased general and administrative expenses relating to recent corporate transactions.

Exploration and Evaluation Expenses.  We incurred $85,870 in exploration and evaluation expenses in the three month period ended September 30, 2013 compared to $55,480 for the three month period ended September 30, 2012.  We incurred $235,945 in exploration and evaluation expenses in the nine month period ended September 30, 2013 compared to $55,480 for the nine month period ended September 30, 2012. The increase is a result of the increase in our exploration activity during 2013 as compared to 2012.

Liquidity and Capital Resources

We generated net losses for the periods ending September 30, 2013 and September 30, 2012 of ($527,392) and ($355,276) respectively, and had an accumulated deficit of $1,715,272 at September 30, 2013. We had a working capital deficit of $24,281 for the period ending September 30, 2013 and a working capital surplus of $4,218 for the year ended December 31, 2012. We have no long term obligations other than our mineral property obligations as described herein.

We had a cash balance of $52,083 at September 30, 2013 and $22,418 at December 31, 2012. For the nine month period ended September 30, 2013 we had net cash inflows of $29,665 versus $5,904 in the nine months ended September 30, 2012. Cash flows used in operations for the nine month period ended September 30, 2013 were ($455,835) compared with ($216,391) in the nine months ended September 30, 2012.  The increase in use of cash for operations is primarily attributable to increased general and administrative costs and exploration costs for mineral options. Cash flows used in operations for the nine month period ending September 30, 2013 consisted primarily of a net loss from operations of ($527,392) compared with ($274,958) from operations and ($56,120) from discontinued operations for the same period in 2012. The increase in loss was primarily because of the change in the nature of our business and, our expenditures of $235,945 on exploration properties, as well as increased general and administrative expenses. We had net cash provided by financing activities of $780,500 for the nine month period ended September 30, 2013, compared with $625,403 for the same period in 2012, an increase attributable to proceeds of sales of our stock. Cash flows used in investing activities were $295,000 for the nine month period ending September 30, 2013 compared with $346,988 for the same period in 2012.  The variance in investing activities was primarily because of timing of our mineral property option payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company. Accordingly, based upon that evaluation, as of September 30, 2013, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and regulations.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Common Stock

On October 18, 2013, we accepted a Regulation S subscription (the “Subscription Agreement(s)”) from Pacific Oil & Gas Investments Ltd. (“Pacific Oil”) for 1,000,000 units for an aggregate purchase price $100,000, or $0.10 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.25 per share for three years from the date of issuance.

On August 19, 2013, we entered into a Subscription Agreement Subscription Agreement with Pacific for 333,333 units for an aggregate purchase price of $100,000 or $0.30 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.70 per share for three years from the date of issuance.

On May 3, 2013, we accepted a Subscription Agreement from Pacific Oil for 30,380 units for an aggregate purchase price $48,000, or $1.58 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

On June 4, 2013, we accepted a Subscription Agreement from Pacific Oil for 208,334 units for an aggregate purchase price $200,000, or $0.96 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.50 per share for three years from the date of issuance.

On March 7, 2013, we accepted a Subscription Agreement from Pacific Oil for 131,579 units in consideration of $250,000, or $1.90 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

On January 8, 2013 we entered into a Subscription Agreement with Pacific Oil for a total of 101,389 units in consideration of $182,500, or $1.80 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

The issuance of the units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act.  The Company made this determination based on the representations of Pacific Oil which included, in pertinent part, that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act.

Issuance of Common Stock

On May 20, 2013, we entered into an Advisory Agreement (“Advisory Agreement”) with Mr. John Rud, the founder and principal of GeoXplor (“Mr. Rud”). Pursuant to the terms of the Advisory Agreement, Mr. Rud agreed to use his expertise in mining and exploration to provide advisory services to the Board of Directors. As compensation for Mr. Rud’s advisory services, we agreed to issue Mr. Rud or his designee 100,000 shares of restricted common stock of the Company. The Advisory Agreement has a term of one year and can be extended for additional terms upon mutual agreement.  On May 24, 2013, we issued 50,000 shares of restricted common stock valued at $50,000.  The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

As disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Transition to Mineral Exploration and Development Industry,” on June 7, 2012, and June 13, 2012, we acquired options to acquire interests in certain mining claims. Mining operations have not yet commenced on such properties and, accordingly, we do not have any information to disclose pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, which require certain safety related disclosures by companies which operate mines regulated under the Federal Mine Safety and Health Act of 1977.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Item
3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 11, 2013 (1)

10.1	Advisory Agreement*

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.FRE	XBRL Taxonomy Extension Presentation Linkbase (2)
 ____________
* Filed herewith.

(1) Incorporated by reference to Form 8-K filed on July 15, 2013.

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

SOVEREIGN LITHIUM, INC.

Date: October 25, 2013	By:	/s/ Felipe Pimienta Barrios
Felipe Pimienta Barrios
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)