Form 10-K
period 2013-12-31
Sovereign Lithium, Inc.
filed 2014-03-24
CIK 1393403

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2015
Estimated average burden hours per response: ……………..1,998.78

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-54233

SOVEREIGN LITHIUM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-8602410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 18th Street, Suite 3000, Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code   (303) 952-0455

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock with a par value of $0.000001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12

months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.	Yes ☐	No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)		Yes ☐	No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

44,938,356 common shares @ $1.04(1) = $46,735,890
(1) Last close price on June 30, 2013

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.	Yes ☐	No ☐

Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

47,040,920 common shares issued and outstanding as of March 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

FORWARD LOOKING INFORMATION	4
PART 1	4
	Item 1. Business	4
	Transition to Mineral Exploration and Development Industry	6
	Corporate Actions- Name Change and Reverse Stock Split	7
	Item 1A. Risk Factors	7
	Item 1B. Unresolved Staff Comments	7
	Item 2. Properties	7
	Wallach Option	8
	Item 3. Legal Proceedings	9
	Item 4. Mine Safety Disclosures	9
PART II		9
	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
	Common Stock	9
	Market Information	9
	Holders of Common Stock	10
	Dividends	10
	Equity Compensation Plan	10
	Sales of Equity Securities/Purchases of Equity Securities	10
	Issuance of Common Stock	11
	Item 6. Selected Financial Data	11
	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Results of Operation	11
	Liquidity and Capital Resources	12
	Contractual Obligations	12
	Off-Balance Sheet Arrangements	12
	Accounting Judgments and Estimates	12
	Use of Estimates	12
	Cash and Cash Equivalents	12
	Mineral Property Costs	13
	Purchase Options for Mining Property	13
	Reclamation Cost Obligations	13
	Financial Instruments	13
	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	14
	Item 8. Financial Statements and Supplementary Data	14
	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
	Item 9A. Controls and Procedures	14
	Evaluation of Disclosure Controls and Procedures	14
	Item 9A(T). Controls and Procedures	15
	Item 9B. Other Information	15
PART III		16
	Item 10. Directors, Executive Officers and Corporate Governance	16
	Identification of Directors and Executive Officers	16
	Biographical Information	16
	Family relationships	16
	Involvement in Certain Legal Proceedings	16
	Code of Ethics	16
	Compliance with Section 16(a) of the Securities Exchange Act of 1934	16
	Nominations to the Board of Directors	16
	Director Independence	17
	Audit Committee	17
	Item 11. Executive Compensation	17
	Summary of Compensation of Executive Officers	17
	Compensation of Directors	17
	Compensation Committee	17
	Compensation Committee Report	17
	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
	Securities Authorized for Issuance under Equity Compensation Plans	18
	Changes in Control	18
	Item 13. Certain Relationships and Related Transactions, and Directors Independence	18
	Transactions with Related Persons	18
	Item 14. Principal Accounting Fees and Services	18
	Audit Fees	18
	Audit-Related Fees	18
	Tax Fees	18
	All Other Fees	18
	Pre-Approval Policies and Procedures	19
PART IV		20
	Item 15. Exhibits, Financial Statement Schedules	20
	Financial Statements	20
	Exhibits	21
SIGNATURES		22

FORWARD LOOKING INFORMATION

This Annual Report contains certain forward-looking statements. When used in this Annual Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan,” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing anticipated business developments, a projection of revenues, earnings, or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Annual Report are based upon management’s beliefs, assumptions, and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance, or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

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

Item 1. Business

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

On each of May 8, 2012, July 4, 2012, September 25, 2012, January 21, 2013, and March 7, 2013, we entered into five separate Regulation S Subscription Agreements (the “Subscription Agreements”) with Pacific Oil & Gas Investments Ltd. (“Pacific Oil”). Pursuant to the Subscription Agreements, we issued 1,299,270 “Units” to Pacific Oil in consideration of $1,182,500. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase a share of our common stock for $1.30 per share, exercisable for three years from the date of issuance. The issuance of the Units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”). We made this determination based on the representations of Pacific Oil, which included, in pertinent part that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act. Following the issuance of the shares pursuant to the Subscription Agreements, we had 89,299,270 shares of common stock outstanding.

On June 29, 2012, we exercised the above-described Put Option and we divested our Company of the Uptone Shares. In connection with this exercise, all of the assets and liabilities of Uptone have been transferred to the Purchasers and as of June 29, 2012, we no longer have any subsidiaries and the operations of Uptone are no longer the operations of the Company.

On May 24, 2013, and pursuant to an Advisory Agreement, the Company issued 50,000 shares of restricted common stock valued at fair market value of $50,000 in exchange for geological consulting services to be received over the next twelve months.  The fair market value of common shares was determined by using the closing price on the measurement date. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Act.  In the event this Advisory Agreement is terminated prior to the expiration of the primary term or any extension period by mutual written agreement, the Company shall only be responsible to pay the consultant for the accrued portion up to the effective date of termination. As of December 31, 2013, $18,648 in non-cash exploration costs has been recognized with respect to the Advisory Agreement.

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

Effective July 11, 2013, we changed our name from Great American Energy, Inc. to Sovereign Lithium, Inc. and effected a reverse stock split on a 1-for-2 basis by filing our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. All common shares and warrants outstanding have been retroactively restated on a 1-for-2 basis unless otherwise noted as pre-reverse split shares.

On October 18, 2013, the Company accepted a subscription from Pacific Oil for 1,000,000 units in exchange for $100,000, or $0.10 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.25 per share for three years from the date of issuance.

During the quarter ended September 30, 2013, the Company entered into a Regulation S Subscription Agreement with Pacific Oil for 333,333 units for an aggregate purchase price of $100,000 or $0.30 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.70 per share for three years from the date of issuance.

Transition to Mineral Exploration and Development Industry

As disclosed in previous quarterly and annual reports, we have been working on transitioning our operations to focus on the mineral exploration and development industry. In connection with this transition, during the year ended December 31, 2012, we took the actions described below.

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

(i)
make cash payments to Wallach totaling $350,000, inclusive of $25,000 for staking additional claims within the area of mutual interest.  As of December 31, 2013 the Company has paid all required cash payments of $325,000.  The additional staked claims have not been pursued by the parties to the agreement;

(ii)	fund improvement and mineral exploration projects on the property totaling $350,000 of which $100,000 had been paid as of December 31, 2013; and
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

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The Company has determined that the carrying amount of the Wallach Option exceeds its recoverable amount. Therefore, for the year ended December 31, 2013 the Company has written off $325,000 to the statement of operations as impairment. The Company retains its contractual rights in respect of the Wallach Option. As of March 21, 2014, the Company is in compliance with the Wallach Agreement.

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

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The Company has determined that the carrying amount of the GeoXplor Option exceeds its recoverable amount. Therefore, for the year ended December 31, 2013 the Company has written off $465,000 to the statement of operations as impairment. The Company retains its contractual rights in respect of the GeoXplor Option.  As of March 21, 2014, the Company is in compliance with the GeoXplor Option.

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

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

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

We must satisfy the above-described conditions and exercise the Wallach Option no later than April 30, 2015. After exercise of the Option, Wallach will retain a 2% net smelter royalty for any and all minerals mined and delivered from the property.  We have also agreed to cooperate with Wallach in acquiring mining claims in the area within an 8.5-kilometer radius of the property, with such acquisitions to be subject to the terms of the Agreement.

We intend to conduct an exploration program to evaluate the distribution and amounts of rare earth elements, which we believe, may be found on this property. Preliminary samplings have indicated the presence of Scandium, Neodymium, Samarium, and Europium on this property. Additionally, smelting facilities are located within 15 kilometers of this property and we believe that the infrastructure in the region surrounding the property could support mining operations.

As of December 31, 2013, we have paid the required $325,000 in cash payments and incurred $100,000 in exploration costs. The parties have not pursued staking additional claims within the area of mutual interest.

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The Company has determined that the carrying amount of the Wallach Option exceeds its recoverable amount. Therefore, for the year ended December 31, 2013 the Company has written off $325,000 to the statement of operations as impairment. The Company retains its contractual rights in respect of the Wallach Option. As of March 21, 2014, we are in compliance with the Wallach Agreement.

GeoXplor Option

On June 13, 2012, and as amended December 19, 2013, we entered into the Mineral Property Option Agreement (the “GeoXplor Option Agreement”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the Option Agreement, GeoXplor has granted us the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada, United States of America (the “GeoXplor Option”).

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

As of December 31, 2013, we have paid $465,000 in cash and incurred $178,032 in exploration costs.

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The Company has determined that the carrying amount of the GeoXplor Option exceeds its recoverable amount. Therefore, for the year ended December 31, 2013 the Company has written off $465,000 to the statement of operations as impairment. The Company retains its contractual rights in respect of the GeoXplor Option.  As of March 21, 2014, we are in compliance with the GeoXplor Option Agreement.

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

Office Space

During 2012, we leased offices from the Company’s former president, Mr. Michael Davis. The lease payment was $900 per month and our lease for these offices expired on July 1, 2013.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock with $0.000001 par value. As of March 21, 2014, there were 47,040,920 shares of common stock issued and outstanding. As of March 21, 2014, we had 6 record holders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Market Information

Our securities were qualified for quotation on the OTC Bulletin Board in February 2011 under the symbol “SRBL”. On July 11, 2013, trade symbol “SRBL” was no longer valid. On July 12, 2013, our new trade symbol “SLCO” commenced trading on the OTC Bulletin Board.

The table below lists the high and low sales price per share of our common stock for the respective periods as reported on the OTC Bulletin Board. The following prices for each quarter during the past two fiscal years reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period Ended	High	Low
March 31, 2013	-	-
June 30, 2013	-	-
September 30, 2013*	$1.45	$0.20
December 31, 2013*	$1.06	$0.19
March 31, 2012	-	-
June 30, 2012	$0.25	$0.03
September 30, 2012	$1.00	$0.95
December 31, 2012	$0.95	$0.95

* the sales price per share of our common stock were quoted under the new trade symbol “SLCO”, which commenced trading as of July 12, 2013.

Holders of Common Stock

As of March 21, 2014, there were 6 registered shareholders of Soverign Lithium’s common stock.

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

Equity Compensation Plan

We do not have any compensation plans or arrangement under which equity securities are authorized for issuance.

Sales of Equity Securities/Purchases of Equity Securities

On May 8, 2012, we entered into a Regulation S Subscription Agreement with Pacific Oil for a total of 277,778 units in consideration of $250,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock for $1.30 per share for three years from the date of issuance.

On July 4, 2012, we entered into a Regulation S Subscription Agreement with Pacific Oil for a total of 277,778 units in consideration of $250,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On September 25, 2012, we entered into a Regulation S Subscription Agreement with Pacific Oil for a total of 277,778 units in consideration of $250,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On January 8, 2013, we entered into a Subscription Agreement with Pacific Oil for a total of 101,389 units in consideration of $182,500, or $1.80 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

On January 21, 2013, we entered into a Regulation S Subscription Agreement with Pacific Oil for a total of 202,778 units in consideration of $250,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On March 7, 2013, we entered into a Regulation S Subscription Agreement with Pacific Oil for a total of 263,158 units in consideration of $250,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.30 per share for three years from the date of issuance.

On March 7, 2013, we accepted a subscription from Pacific Oil for 131,579 units in consideration of $250,000, or $1.90 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

On May 3, 2013, we accepted a subscription from Pacific Oil for 30,380 units for an aggregate purchase price $48,000, or $1.58 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $2.60 per share for three years from the date of issuance.

On June 4, 2013, we accepted a subscription from Pacific Oil for 208,334 units for an aggregate purchase price $200,000, or $0.96 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $1.50 per share for three years from the date of issuance.

On August 19, 2013, we entered into a Regulation S Subscription Agreement with Pacific Oil for 333,333 units for an aggregate purchase price of $100,000 or $0.30 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.70 per share for three years from the date of issuance.

On October 18, 2013, we accepted a Regulation S subscription Agreement from Pacific Oil for 1,000,000 units for an aggregate purchase price $100,000, or $0.10 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.25 per share for three years from the date of issuance.

On January 21, 2014, we accepted a subscription from Pacific Oil for 769,231 units for an aggregate purchase price $100,000, or $0.13 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.30 per share.

The issuance of the units to Pacific Oil pursuant to the Subscription Agreement was exempt from registration pursuant to Regulation S under the Securities Act. The Company made this determination based on the representations of Pacific Oil which included, in pertinent part, that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act.

Issuance of Common Stock

On May 20, 2013, we entered into an Advisory Agreement (“Advisory Agreement”) with Mr. John Rud, the founder and principal of GeoXplor (“Mr. Rud”). Pursuant to the terms of the Advisory Agreement, Mr. Rud agreed to use his expertise in mining and exploration to provide advisory services to the Board of Directors. As compensation for Mr. Rud’s advisory services, we agreed to issue Mr. Rud or his designee 100,000 shares of restricted common stock of the Company. The Advisory Agreement has a term of one year and can be extended for additional terms upon mutual agreement. On May 24, 2013, we issued 50,000 shares of restricted common stock valued at $50,000. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Act. As of December 31, 2013, $17,103 in non-cash exploration costs has been recognized with respect to the Advisory Agreement.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Results of Operation

During the year ended December 31, 2013, we incurred $1,365,639 in operating expenses, compared to $333,077 for the year ended December 31, 2012 which was inclusive of the $225,296 in expenses we incurred from June 29, 2012 the date we entered into the exploration stage. During the year ended December 31, 2013 we impaired 100% of our mineral property acquisition costs in the amount of $790,000 as a consequence of depressed commodity markets.  We recognized losses on our discontinued operations in the amount of $Nil for the year ended December 31, 2013, compared to $80,318 for the year ended December 31, 2012.*

During the year ended December 31, 2013, we incurred $239,655 in exploration and evaluation expenses compared to $55,480 for the year ended December 31, 2012.  Our exploration and evaluation expenses and officers compensation were higher in 2013 than in 2012 because it was our first full year of exploration activity. We also recognized a 100% ($790,000) impairment charge against our mineral property acquisition costs in 2013.

*Our prior year results include our prior business which was discontinued and disposed of effective June 29, 2012 and our new business of the exploration and development of mineral properties.

Liquidity and Capital Resources

We generated net losses of $1,365,639 for the year ended December 31, 2013, compared to $413,395 for the year ended December 31, 2012. We had an accumulated deficit of $2,553,519 for the year ended December 31, 2013, compared to $1,187,880 for the year ended December 31, 2012. We had working capital of $16,182 for the year ended December 31, 2013, compared to $484,218 for the year ended December 31, 2012.

We had a cash balance of $7,719 as at December 31, 2013, compared to $22,418 as at December 31, 2012. We had net cash outflows of $14,699 for the year ended December 31, 2013, compared to $22,418 for the year ended December 31, 2012. Cash flows used in operations for the year ended December 31, 2013 were $585,199, compared to $370,997 for the year ended December 31, 2012, an increase which was primarily due to our entry into the business of exploration and development of mineral properties effective June 29, 2012.   We had net cash provided by financing activities of $880,500 for the year ended December 31, 2013, compared to $875,403 for the year ended December 31, 2012. The $875,403 of financing activities in 2012 consisted of $750,000 of proceeds from sale of stock and contributed capital of $125,403.

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

Use of Estimates

The preparation of the financial statements in conformity with the U.S. generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and 2012, there were no cash equivalents.

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven, proved, probable, or possible reserves, the costs incurrred to develop such property are capitalized. To date, we have not established any reserves on its mineral properties.

We review long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.  As a result of continued depressed commodity prices, management has impaired $790,000 or 100% of the Company’s capitalized mineral property option costs as at December 31, 2013.

Purchase Options for Mining Property

Costs associated with acquisitions related to purchase options for mining properties are capitalized when the costs are incurred in accordance with ASC 340.10. The costs are carried at the amount paid and transferred to the appropriate asset account if the option is exercised. If it is determined that we will not exercise the option, the option is expensed.

Reclamation Cost Obligations

We follow ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As at December 31, 2013, we had no reclamation obligations because we have only recently commenced exploration activity.

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

Our financial instruments consist principally of cash. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on our balance sheet as at December 31, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, December 31, 2013	Balance, December 31, 2012

Cash	$7,719	$—	$—	$7,719	$22,418
Accounts payable	$—	$901	$—	$901	$9,289
Accounts payable – related parties	$—	$2,539	$—	$2,539	$14,589

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Please see the accompanying Financial Statements attached hereto beginning on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on our management's assessment and review of our financial statements and results for the year ended December 31, 2013, we have not established effective internal controls.

Management's annual report on internal control over financial reporting

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

During our review of our financial statements and results for the year ended December 31, 2013, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting. Based on its evaluation as of December 31, 2013, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013 and has identified material weaknesses in our internal controls over financial reporting.

The material weaknesses relate to the following:

(a)
Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.  Also, our closing process is a material weakness as we have been unable to assure GAAP compliant financial statements in our preparation of the December 31, 2013 financial statements because of two journal entries proposed by our auditors, and accepted by us, as follows: (1) the impairment of our mineral property options in the amount of $790,000, and (2) an adjustment to reduce non-cash stock based compensation in the amount of $1,545.

(b)	Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting consultant that is not our audit firm. All unexpected results are investigated. As soon as our finances allow, we intend to hire additional accounting staff.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act that permits us, as a smaller reporting company, to provide only our management’s report in this Annual Report.

Changes in internal control over financial reporting

No change in the Company’s internal control over financial reporting occurred during the period ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A(T). Controls and Procedures

See Item 9A - Controls and Procedures above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the name and age of each current member of  our board of directors and/or executive officers, the positions and offices held by each of them with us, and the period during which they have served in their respective position. Directors serve until the election and qualification of their successors. There was no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director. There are no family relationships among our officers, directors, or persons nominated for such positions.

Name	Age	Position	Date Position First Held
Felipe Pimienta Barrios	37	President, CEO, CFO, Secretary and Director	4/19/12 - present
Geoff Evett	74	Director	5/27/11- present

Biographical Information

The following is a brief account of the education and business experience of our officer and directors:

Felipe Pimienta Barrios. Mr. Pimienta, age 37, is an executive who has specialized in establishing oil and gas companies in South America. Over the last 5 years, Mr. Pimienta has helped expand Delavaco Energy, sold to Alange Energy for $107 million; Quetzal Energy and Brownstone Energy, both listed on the Toronto Stock Exchange; APO Energy and P1 Energy Corp, which merged in 2010; and Colcan Energy.

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

Geoff Evett. Mr. Evett, age 74, is our other director. He was appointed a director of our Company on May 27, 2011. He previously served as our Chief Executive Officer, Chief Financial Officer, and Secretary from May 16, 2011, until he resigned from this position on April 19, 2012. Mr. Evett is a former banker with 33 years of experience in the banking industry. Currently, Mr. Evett serves as the managing director of a business consulting company registered in Spain and serves as a director of Thromboserin Limited, a medical research company based in the United Kingdom. He was a former director, Chief Executive Officer and Chairman of Ignis Petroleum Group, Inc., which was formerly subject to the requirements of section 15(d) of the Exchange Act. Mr. Evett is an Associate of the British Chartered Institute of Bankers and received his education at Blundell’s School in the United Kingdom, and Henley Business School.

Family relationships

Not applicable.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events described in Rule 401(f) of Regulation S-K in the last 10 years.

Code of Ethics

We have not yet adopted a code of ethics.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “SEC”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, based solely on information publicly available, during the fiscal year ended December 31, 2013, our director and executive officers complied with Section 16(a) filing requirements.

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only).

Audit Committee

We do not have a separately designated audit committee. The board of directors serves as our audit committee. We do not have an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act, as amended.

Item 11. Executive Compensation

Summary of Compensation of Executive Officers

The following table sets forth information for the fiscal years ended December 31, 2013 and 2012, regarding all forms of compensation received by all persons who served as our Principal Executive Officer, and Principal Financial Officer during the fiscal year ended December 31, 2013. We did not have any executive officer who received more than $100,000 for services during the fiscal year ended December 31, 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($) (3)	Total ($)
Felipe Pimienta Barrios, Chief Executive Officer, Chief Financial Officer	2013	Nil	Nil	Nil	Nil	Nil	Nil	$84,000	$84,000
	2012	Nil	Nil	Nil	Nil	Nil	Nil	$56,000	$56,000
Geoff Evett(1), Former Chief Executive Officer, Chief Financial Officer	2013	Nil	Nil	Nil	Nil	Nil	Nil	$30,000	$30,000
	2012	Nil	Nil	Nil	Nil	Nil	Nil	$47,500	$47,500
Michael Davis(2), Former Chief Executive Officer, Former Chief Financial Officer	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)	Mr. Evett resigned on April 19, 2012.
(2)	Mr. Davis resigned on May 16, 2011.
(3)	All other compensation was for consulting compensation pursuant to consulting contracts as described in this filing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2013, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as those acquirable pursuant to options, warrants or convertible notes. Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply. For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of December 31, 2013 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Common Shares	Geoff Evett, 999 18th Street, Suite 3000, Denver, Colorado 80202	24,000,000 Common Shares	51.0%

(1) Based on 47,040,920 issued and outstanding common shares as of March  21, 2014.   Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment, and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, we have not adopted any Equity Compensation Plans.

Changes in Control

There are no present arrangements or pledges of the Corporation’s securities which may cause a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

Transactions with Related Persons

We did not participate in any transaction with any related person where the amount involved exceeded $120,000. See also Note 5 to the accompanying Financial Statement attached hereto beginning on page F-1 for a description of related party transactions.

Effective May 1, 2012, we entered into the Independent Contractor Agreement with Mr. Evett. Pursuant to the terms of the Independent Contractor Agreement, Mr. Evett agreed to assist the Company with business development projects outside of the United States and agreed to be compensated at a rate of $2,500 per month. Additionally, Mr. Evett will be reimbursed for reasonable expenses incurred while providing services to the Company under the Independent Contractor Agreement. The Independent Contractor Agreement has a term of one year and is automatically renewable for subsequent one year terms. The contract was automatically renewed for an additional one year term on May 1, 2013 under the same terms.  Mr. Evett also serves as the chairman of the board of directors and a director of the Company.

On May 30, 2012, we entered into the Independent Contractor Agreement  with Mr. Pimienta. Pursuant to the terms of the Independent Contractor Agreement, Mr. Pimienta agreed to assist the Company with business development projects outside of the United States and agreed to be compensated at a rate of $7,000 per month. Additionally, Mr. Pimienta will be reimbursed for reasonable expenses incurred while providing services to the Company under the Independent Contractor Agreement. The Independent Contractor Agreement has a term of one year and is automatically renewable for subsequent one year terms. The contract was automatically renewed for an additional one year term on May 30, 2013 under the same terms.  Mr. Pimienta also serves as a director and the chief executive officer of the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees

During the year ended December 31, 2013 and December 31, 2012, M&K CPAS, PLLC (“M&K”) fees were approximately $15,000 and $11,000, respectively. The fees were for professional services for the audit of our financial statements and review of financial statements included in our Forms 10-K and 10-Q’s, as applicable.

Audit-Related Fees

During the years ended December 31, 2013 and 2012, there were no fees relating to the performance of any other audit or review of our financial statements by M&K.

Tax Fees

During the years ended December 31, 2013 and 2012, there were no fees relating to professional tax services

All Other Fees

During the years ended December 31, 2013 and 2012, there were no other fees relating to services provided by M&K.

The above-mentioned fees are set forth as follows in tabular form:

	Fiscal year ended December 31, 2013	Fiscal year ended December 31, 2012

Audit fees	$15,000	$11,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountants	$15,000	$11,000

All services and fees described above for the years ended December 31, 2013 and December 31, 2012 were approved by the board of directors.

Pre-Approval Policies and Procedures

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following documents are filed as part of this Annual Report:

Index
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2013 and 2012	F-3
Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from June 29, 2012, Entrance Into Exploration Stage to December 31, 2013	F-4
Statement of Changes in Stockholders’ Equity (Deficit) for the Period from January 1, 2012 through December 31, 2013, and Deficit for the period June 29, 2012, Entrance Into Exploration Stage to December 31, 2013
F-5
Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period from June 29, 2012, Entrance Into Exploration Stage to December 31, 2013	F-6
Notes to the Financial Statements	F-7 – F-16

Exhibits

The following exhibits are filed as a part of this Annual Report:

Exhibit No.	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(2)
10.1	Independent Contractor Agreement with Felipe Pimienta Barrios(3)
10.2	Mineral Property Option Agreement - GeoXplor Corporation(4)
10.3	Mineral Property Option Agreement - Mr. David A. Wallach(5)
10.4	Independent Contractor Agreement with Geoff Evett*
10.5	Form of Regulation S Subscription Agreement(6)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document(7)
101.SCH	XBRL Taxonomy Extension Schema(7)
101.CAL	Taxonomy Extension Calculation Linkbase(7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(7)
101.LAB	XBRL Taxonomy Extension Label Linkbase(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(7)

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.
(2)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 13, 2012.
(3)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
(4)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on June 15, 2012.
(5)	Incorporated by reference from Form 8-K/A filed with the Securities and Exchange Commission on July 24, 2012.
(6)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on January 24, 2013.
(7)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVEREIGN LITHIUM, INC.
BY:
Felipe Pimienta Barrios, Chief Executive Officer and Chief Financial Officer
Date:	March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:
Felipe Pimienta Barrios, Director, Chief Executive Officer and Chief Financial Officer
Date:	March 21, 2014

BY:
Geoff Evett, Director
Date:	March 21, 2014

FINANCIAL STATEMENTS

SOVEREIGN LITHIUM, INC.

Index
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2013 and 2012	F-3
Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from June 29, 2012, Entrance Into Exploration Stage to December 31, 2013	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the Period from January 1, 2012 through December 31, 2013, and Deficit for the period June 29, 2012, Entrance Into Exploration Stage to December 31, 2013
F-5
Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period from June 29, 2012, Entrance Into Exploration Stage to December 31, 2013	F-6
Notes to the Financial Statements	F-7 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sovereign Lithium, Inc.
(formerly Great American Energy, Inc.)
 (An Exploration Stage Company)

We have audited the accompanying balance sheets of Sovereign Lithium, Inc. (formerly Great American Energy, Inc.) (an Exploration Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from June 29, 2012 (entrance into exploration stage) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sovereign Lithium, Inc. (formerly Great American Energy, Inc.) (an Exploration Stage Company) as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 20, 2014

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Balance Sheets

	December 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash	$7,719	$22,418
Prepaid expenses	11,903	5,678
Total current assets	19,622	28,096

OTHER ASSETS
Mineral options	—	480,000
TOTAL ASSETS	$19,622	$508,096

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$901	$9,289
Accounts payable – related parties	2,539	14,589
Total current liabilities	3,440	23,878

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 46,271,689 issued and outstanding at December 31, 2013 and 88,833,334 issued and outstanding at December 31, 2012 respectively	45	45
Additional paid in capital	2,569,656	1,672,053
Deficit accumulated during the exploration stage	(1,590,935)	(225,296)
Accumulated earnings (deficit)	(962,584)	(962,584)
Total stockholders’ equity (deficit)	16,182	484,218
TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)	$19,622	$508,096

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Statements of Operations

	Year ended December 31,		Period From June 29, 2012, Entrance Into Exploration Stage, To December 31,
	2013	2012	2013

REVENUE	$—	$—	$—
COST OF REVENUES	—	—	—

OPERATING EXPENSES
Officers compensation	114,000	76,000	176,000
Exploration and evaluation	239,655	55,480	295,135
Impairment of mineral options	790,000	—	790,000
General and administrative	221,984	201,597	329,800
TOTAL OPERATING EXPENSES	(1,365,639)	(333,077)	(1,590,935)

NET LOSS FROM CONTINUING OPERATIONS	(1,365,639)	(333,077)	(1,590,935)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued Uptone Pictures, Inc.	—	(80,318)	—

NET LOSS	$(1,365,639)	$(413,395)	$(1,590,935)

BASIC AND DILUTED EARNINGS PER SHARE – CONTINUING OPERATIONS	$(0.03)	$(0.00)

BASIC AND DILUTED EARNINGS PER SHARE – DISCONTINUED OPERATIONS	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	45,097,556	44,105,875

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

					Deficit for the period June 29, 2012
	Common Stock		Additional Paid-In	Accumulated	(entrance into exploration stage)
	Shares	Amount	Capital	Earnings (Deficit)	December 31, 2013	Total

Balance – December 31, 2011	44,000,000	$44	$743,416	$(774,485)	$—	$(31,025)
Capital contribution	—	—	158,303	—	—	158,303
Common shares issued for cash	416,667	1	749,999	—	—	750,000
Capital from deconsolidation	—	—	20,335	—	—	20,335
Loss for the period ended June 28, 2012	—	—	—	(188,099)	—	(188,099)
Loss for the period June 29, 2012 to December 31, 2012	—	—	—	—	(225,296)	(225,296)

Balance – December 31, 2012	44,416,667	45	1,672,053	(962,584)	(225,296)	484,218
Rounding	7	—	—	—	—	—
Common shares issued for cash	1,805,015	—	880,500	—	—	880,500
Common shares issued for services	50,000	—	17,103	—	—	17,103
Loss for the year	—	—	—	—	(1,365,639)	(1,365,639)

Balance – December 31, 2013	46,271,689	$45	$2,569,656	$(962,584)	$(1,590,935)	$16,182

SOVEREIGN LITHIUM, INC.
(formerly Great American Energy, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows

			Period from June 29, 2012
			(Entrance Into
	Year ended		Exploration Stage) to
	December 31,		December 31,
	2013	2012	2013

Operations
Net loss for the year	$(1,365,639)	$(413,395)	$(1,590,935)
Adjustments to reconcile net loss to net cash used in operating activities
Donated rent	—	5,400	—
Donated services	—	27,500	—
Non-cash exploration costs – shares for services	17,103	—	17,103
Impairment of mineral property acquisition costs	790,000	—	790,000
Changes in non-cash operating assets and liabilities
(Decrease) increase in accounts payable	(8,389)	3,087	900
(Decrease) increase in accounts payable – related party	(12,050)	14,589	2,539
(Increase) in prepaid expenses	(6,225)	(5,678)	(11,903)
Decrease in deferred revenue	—	(2,500)	—
Net cash used in operating activities	(585,199)	(370,997)	(792,295)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash surrendered on deconsolidation	—	(1,988)	—
Cash paid for mineral options	(310,000)	(480,000)	(640,000)
Net cash used in investing activities	(310,000)	(481,988)	(640,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	880,500	750,000	1,380,500
Contributed capital	—	125,403	—
Net cash provided by financing activities	880,500	875,403	1,380,500

NET(DECREASE) INCREASE IN CASH	(14,699)	22,418	(51,795)

CASH, BEGINNING OF YEAR	22,418	—	59,514

CASH, END OF YEAR	$7,719	$22,418	$7,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid in cash	$—	$—	$—
Income taxes paid in cash	$—	$—	$—
Capital from deconsolidation	$—	$20,335	$—

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and December 31, 2012, there were no cash equivalents.

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

As a result of continued depressed commodity prices, management has impaired $790,000 or 100% of the Company’s capitalized mineral property option costs as at December 31, 2013.

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

Reclamation Cost Obligations

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of December 31, 2013 and December 31, 2012, the Company had no reclamation obligations because we have only recently commenced exploration activity.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2013 and December 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, December 31, 2013	Balance, December 31, 2012

Cash	$7,719	$—	$—	$7,719	$22,418
Accounts payable	$—	$901	$—	$901	$9,289
Accounts payable – related parties	$—	$2,539	$—	$2,539	$14,589

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of December 31, 2013 and December 31, 2012, no options or warrants related to compensation have been issued, and none are outstanding.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. The per share amounts include the dilutive effect of common stock equivalents in periods with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents. As of December 31, 2013, the Company had 2,221,682 warrants outstanding (December 31, 2012 – 416,667) which were not included in the calculation of net loss per share for the period because they would have been anti-dilutive.

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.  Under the new standard, an organization will be required to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.”  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  In addition, the new standard provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation method of accounting.  The new standard is effective for entities that determine liquidation is imminent during annual periods beginning after December 15, 2013, and interim reporting periods therein.  Entities are to apply the requirements prospectively from the day that liquidation becomes imminent, and early adoption is permitted.  We are currently unable to determine the impact on our financial statements of the new standard should we be required to adopt it in the future.

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

NOTE 2 - GOING CONCERN

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of December 31, 2013, the Company had an accumulated deficit of $2,553,519.

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

Year ended December 31, 2013

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

On May 24, 2013, and pursuant to an Advisory Agreement, the Company issued 50,000 shares of restricted common stock valued at fair market value of $50,000 in exchange for geological consulting services to be received over the next twelve months.  The fair market value of common shares was determined by using the closing price on the measurement date. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Act.  In the event this Advisory Agreement is terminated prior to the expiration of the primary term or any extension period by mutual written agreement, the Company shall only be responsible to pay the consultant for the accrued portion up to the effective date of termination. As of December 31, 2013, $18,648 in non-cash exploration costs has been recognized with respect to the Advisory Agreement.

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

Year ended December 31, 2012

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

Warrants Outstanding

A summary of changes of the Company’s stock warrants for the years ended December 31, 2013 and 2012 is presented below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life

Outstanding, December 31, 2011	—	$—	—
Granted	416,667	2.60	2.53 years
Outstanding, December 31, 2012	416,667	2.60	2.53 years
Granted	1,805,015	0.82	2.63 years
Outstanding, vested and exercisable, December 31, 2013	2,221,682	$1.15	2.43 years

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

NOTE 5 – RELATED PARTY TRANSACTIONS

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and in management’s opinion reflects arms-length consideration payable for similar services or transfers.  All amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Year ended December 31, 2013

During the year ended December 31, 2013, the Company incurred a total of $114,000 in salaries and consulting fees for the services of its directors and officers (2012 - $76,000). As of December 31, 2013, the Company has recorded an accounts payable to a related party, a director, for $2,674 for consulting services and office expenses and a further $38 as due to its Chief Executive Officer for expenses incurred on behalf of the Company (December 31, 2012 - $5,000 and $9,589 respectively).

Year ended December 31, 2012

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

Effective May 1, 2012, the Company entered into an independent contractor agreement (the “Independent Contractor Agreement”) with Mr. Geoff Evett (“Mr. Evett”). Pursuant to the terms of the Independent Contractor Agreement, Mr. Evett will assist the Company with business development projects outside of the United States and will be compensated at a rate of $2,500 per month. Additionally, Mr. Evett will be reimbursed for reasonable expenses incurred while providing services to the Company under the Independent Contractor Agreement. The Independent Contractor Agreement has a term of one year and is automatically renewable for subsequent one year terms. The contract was automatically renewed for an additional one year term on May 1, 2012 under the same terms. Mr. Evett also serves as the Chairman of the board of directors and a director of the Company.

On May 30, 2012, we entered into an Independent Contractor Agreement (the “Independent Contractor Agreement”) with Mr. Felipe Pimienta (“Mr. Pimienta”). Pursuant to the terms of the Independent Contractor Agreement, Mr. Pimienta agreed to assist the Company with business development projects outside of the United States and agreed to be compensated at a rate of $7,000 per month. Additionally, Mr. Pimienta will be reimbursed for reasonable expenses incurred while providing services to the Company under the Independent Contractor Agreement. The Independent Contractor Agreement has a term of one year and is automatically renewable for subsequent one year terms. The contract was automatically renewed for an additional one year term on May 30, 2012 under the same terms. Mr. Pimienta also serves as a director and the chief executive officer of the Company.

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

(i)
make cash payments to Wallach totaling $350,000, inclusive of $25,000 for staking additional claims within the area of mutual interest.  As of December 31, 2013 the Company has paid all required cash payments of $325,000.  The additional staked claims have not been pursued by the parties to the agreement;

(ii)	fund improvement and mineral exploration projects on the property totaling $350,000 of which $100,000 had been paid as of December 31, 2013; and
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

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The Company has determined that the carrying amount of the Wallach Option exceeds its recoverable amount. Therefore, for the year ended December 31, 2013 the Company has written off $325,000 to the statement of operations as impairment expense. The Company retains its contractual rights in respect of the Wallach Option. As of March 20, 2014, the Company is in compliance with the Wallach Agreement.

GeoXplor Option (Esmeralda County, Nevada, United States of America)

On June 13, 2012, and as amended December 19, 2013, the Company entered into the Mineral Property Option Agreement (the “GeoXplor Option”) with GeoXplor Corporation, a Nevada corporation (“GeoXplor”). Pursuant to the GeoXplor Option, GeoXplor has granted the Company the exclusive right to acquire a 100% interest in and to 48 unpatented mining claims comprising approximately 7,680 acres of property located in and around Esmeralda County, Nevada. To exercise the GeoXplor Option, the Company must make cash payments to GeoXplor totaling $575,000, of which $465,000 had been paid as of December 31, 2013 and fund improvement and mineral exploration projects on the property totaling $800,000, of which $178,032 cash costs had been incurred as of December 31, 2013. The Company must satisfy all the above-described conditions and exercise the GeoXplor Option no later than July 1, 2015. After exercise of the GeoXplor Option, GeoXplor will be granted a 3% net smelter royalty for any and all minerals mined and delivered from the property.

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The Company has determined that the carrying amount of the GeoXplor Option exceeds its recoverable amount. Therefore, for the year ended December 31, 2013 the Company has written off $465,000 to the statement of operations as impairment expense. The Company retains its contractual rights in respect of the GeoXplor Option.  As of March 20, 2014, the Company is in compliance with the GeoXplor Option.

On May 20, 2013, the Company entered into a one year Advisory Agreement (“Advisory Agreement”) with the founder and principal of GeoXplor pursuant to which he agreed to use his expertise in mining and exploration to provide advisory services to the Board of Directors. As compensation for these advisory services, the Company issued 50,000 shares of restricted common stock at a value of $50,000 which is being expensed over the term of the one year contract.  As of December 31, 2013, $18,648 in non-cash exploration costs has been recognized with respect to the Advisory Agreement. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Act.

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

The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses created a deferred tax asset before valuation allowances of approximately $1,738,000 and $1,188,000 at December 31, 2013 and 2012, respectively. The significant components of the deferred tax asset as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Net operating losses carried forward	$608,000	$416,000
Valuation allowance for deferred tax assets	(608,000)	(416,000)
	$—	$—

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

All U.S. federal net operating loss carry forwards through the year ended December 31, 2013 are subject to examination.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.  Management has determined that there are no reporting subsequent events requiring disclosure other than the following:

On January 21, 2014, Sovereign Lithium, Inc. (the “Company”) accepted a subscription from Pacific Oil & Gas Investments Ltd. (“Pacific Oil”) for 769,231 Units for an aggregate purchase price $100,000, or $0.13 per Unit. Each “Unit” consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock exercisable for $0.30 per share for three years from the date of issuance.

The sale of the Units to Pacific Oil was exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Act”).  The Company made this determination based on representations of Pacific Oil which included, in pertinent part, that Pacific Gas is not a “U.S. Person” as that term is defined in Regulation S under the Act.